Form 10-Q
period 1994-06-30
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1994-08-09
CIK 785988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1994

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to



                Commission file number          0-15816


                    Krupp Cash Plus-II Limited Partnership


            Massachusetts                      04-2915326
(State or other jurisdiction of             (IRS employer
incorporation or organization)              identification no.)

470 Atlantic Avenue, Boston, Massachusetts    02210
(Address of principal executive offices)   (Zip Code)


                                (617) 423-2233
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No

                          PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                  BALANCE SHEETS


                                      ASSETS

                                                       June 30,     December 31,
                                                         1994           1993

Real estate assets:
  Multi-family apartment complex, less
   accumulated depreciation of $3,452,915
   and $3,240,614, respectively                      $ 6,554,241    $ 6,718,936
  Retail centers, less accumulated depreciation
   of $10,153,092 and $9,437,948, respectively        39,063,439     39,719,536
  Investment in joint venture (Note 2)                21,619,286     21,737,592
  Mortgage-backed securities ("MBS") (Note 5)         10,786,872     12,752,190

          Total real estate assets                    78,023,838     80,928,254

Cash and cash equivalents                              7,341,569      5,622,515
Other assets                                             476,848        697,856

          Total assets                               $85,842,255    $87,248,625


                         LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                     $    34,641    $   162,516
Accrued expenses and other liabilities                   670,486        586,197

          Total liabilities                              705,127        748,713

Partners' equity (Note 3)                             85,137,128     86,499,912

          Total liabilities and partners' equity     $85,842,255    $87,248,625















                      The accompanying notes are an integral
                         part of the financial statements.

                     KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS


                                         For the Three Months Ended  For the Six Months Ended
                                                June 30,                     June 30,
                                           1994           1993          1994         1993

Revenue:
  Rental                                $1,481,044      1,588,245    $3,096,592   $3,125,914
  Partnership's share of joint venture
    net income (Note 2)                    103,397         77,680       280,694      243,042
  Interest income - MBS                    245,152        372,360       513,750      765,576
  Interest income - other                   65,428         79,379       114,705      155,555

        Total revenue                    1,895,021      2,117,664     4,005,741    4,290,087

Expenses:
  Operating (including reimbursements
   to affiliates of $55,717, $55,717,
   $111,435, and $111,435, respectively)   261,725        259,861       509,133      526,051
  Maintenance                              124,796        156,899       256,406      275,656
  General and administrative (including
   reimbursements to affiliates of
   $90,097, $86,816, $176,837 and
   $170,916, respectively)                 130,581        129,445       243,131      247,297
  Real estate taxes (Note 4)               (39,908)       214,712       201,928      461,916
  Management fees paid to an
     affiliate                              87,679         89,505       176,499      175,290
  Depreciation                             468,549        452,019       927,445      900,313

        Total expenses                   1,033,422      1,302,441     2,314,542    2,586,523

Net income                              $  861,599     $  815,223    $1,691,199   $1,703,564


Allocation of net income (Note 3):

  Net income per Unit of Depositary
   Receipt (7,499,718 Units
   Outstanding)                         $      .11     $      .10    $      .22   $      .22


  Corporate Limited Partner             $       11     $       10    $       22   $       22

  General Partners                      $   17,232     $   16,304    $   33,824   $   34,071









                      The accompanying notes are an integral
                         part of the financial statements.

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS


                                                                For the Six Months
                                                                  Ended June 30,
                                                               1994             1993

Operating activities:
   Net income                                              $ 1,691,199    $ 1,703,564
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                              927,445        900,313
     Partnership's share of joint venture net income          (280,694)      (243,042)
     Distributions received from joint venture                 399,000        100,000
     Amortization of net MBS (discount)/premium                   (545)         1,694
     Decrease in other assets                                  221,008        263,331
     Increase (decrease) in accounts payable                  (127,875)        16,441
     Increase in accrued expenses and other liabilities         84,289          5,706

            Net cash provided by operating activities        2,913,827      2,748,007

Investing activities:
   Additions to fixed assets                                  (106,653)       (55,882)
   Principal collections on MBS                              1,965,863      2,830,370

            Net cash provided by investing activities        1,859,210      2,774,488

Financing activity:
   Distributions                                            (3,053,983)   (3,027,488)



Net increase in cash and cash equivalents                    1,719,054      2,495,007

Cash and cash equivalents, beginning of period               5,622,515      8,331,685

Cash and cash equivalents, end of period                   $ 7,341,569    $10,826,692

















                      The accompanying notes are an integral
                         part of the financial statements.

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

(1)  Accounting Policies
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Cash Plus-II Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1994 and its results of operations for the three and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993. Certain prior year balances have been reclassified to conform with current year financial statement presentation.

     The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Investment in Joint Venture
     Condensed financial statements of the Joint Venture are as follows:

                        Brookwood Village Joint Venture
                           Condensed Balance Sheets

                                    ASSETS
                                                  June 30,     December 31,
                                                    1994           1993
  Property, at cost                             $ 54,065,472   $53,961,916
  Accumulated depreciation                       (11,668,729)  (10,743,771)
                                                  42,396,743    43,218,145
  Other assets                                     1,107,012       715,779
     Total assets                               $ 43,503,755   $43,933,924
                       LIABILITIES AND PARTNERS' EQUITY
  Total liabilities                             $    265,183   $   458,740
  Partners' equity:
     The partnership                            $ 21,619,286   $21,737,592
     Joint venture partner                        21,619,286    21,737,592
     Total partners' equity                       43,238,572    43,475,184
     Total liabilities and partners' equity     $ 43,503,755   $43,933,924

                                   Continued

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

(2)  Investment in Joint Venture, Continued

                        Brookwood Village Joint Venture

                      Condensed Statements of Operations


                                  For the Three Months      For the Six Months
                                     Ended June 30,            Ended June 30,
                                    1994        1993         1994          1993
    Revenues                     $1,405,901  $1,346,422    2,928,886   $ 2,796,997
    Property operating expenses    (734,820)   (730,095)  (1,442,540)   (1,398,121)
       Income before
        depreciation                671,081     616,327    1,486,346     1,398,876

    Depreciation                   (464,287)   (460,968)    (924,958)     (912,793)

       Net income                $  206,794  $  155,359  $   561,388       486,083

    Allocation of net income:

       The partnership           $  103,397  $   77,680  $    280,694  $   243,042
       Joint venture partner        103,397      77,679       280,694      243,041

                                 $  206,794  $  155,359  $    561,388      486,083


(3) Changes in Partners' Equity (Deficit)

    A summary of changes in partners' equity (deficit) for the six months ended June 30, 1994 is as follows:

                                             Corporate               Total
                                             Limited    General      Partners'
                              Unitholders    Partner    Partners     Equity
    Balance at
    December 31, 1993         $86,776,391      $1,362   $(277,841)   $86,499,912

    Net income                  1,657,353          22      33,824      1,691,199

    Distributions              (3,012,209)        (40)    (41,734)    (3,053,983)

    Balance at
    June 30, 1994             $85,421,535      $1,344   $(285,751)   $85,137,128

(4)  Real Estate Taxes

     During the second quarter of 1994, the Partnership successfully petitioned for the reassessment of the prior year real estate taxes on Coral Plaza. The Partnership received a tax refund for the 1987, 1988 and 1989 real estate tax years of approximately $270,000.


                                   Continued

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

(5)  MBS

     At June 30, 1994, the Partnership's MBS Portfolio had a market value of $11,083,000 and unrealized gains of $385,000 and unrealized losses of $88,000. At December 31, 1993 the Partnership's MBS Portfolio had a market value of $13,646,000. The Partnership does not expect to realize these gains or losses as it has the intention and ability to hold the MBS until maturity.

                       KRUPP CASH PLUS-II LIMITED PARTNERSHIP



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    The Partnership's liquidity is derived from the operations of the Partnership's properties (Encino Oaks, Alderwood, Canyon Place, Coral Plaza and Cumberland Glen), distributions from the Partnerships interest in Brookwood Village Joint Venture, earnings and collections on MBS and interest earned on its short-term investments. The source of future liquidity to pay distributions to partners is expected to be cash flow generated by the Partnership's MBS and real estate investments. Sustaining the distribution rate is largely dependent upon these items.

    Management has found it necessary in recent years to pay a larger share of tenant buildouts to attract quality tenants to our retail centers. This policy has proven to be successful in increasing occupancy and rental income at properties where it has been undertaken and is expected to continue in 1994. In fact, two of the Partnership's real estate investments are currently at full capacity and are expected to remain so in 1994. In order to remain competitive in their respective markets the Partnership's properties are budgeted to spend $735,000 for capital improvements in 1994, while the Joint Venture is scheduled to perform $1.1 million for capital renovations this year.

    Principal collections on MBS continued at a high level for the first half of 1994 because the mortgage interest rate environment has increased refinancing activity, which in turn has led to prepayments of the mortgages underlying the MBS. However, the present rise in interest rates may result in a reduction in MBS principal prepayments in the near future. For this reason, management will continue to monitor liquidity levels to assure that acceptable working capital levels are being maintained.


















                                     Continued

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP



Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

    Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the six months ended June 30, 1994 and the period from inception to June 30, 1994.

                                   (Rounded to $1,000 except per Unit amounts)
                                      For the six months        Inception to
                                      Ended June 30,            June 30,
                                             1994                   1994

Distributable Cash Flow:
Net income for tax purposes               $ 1,839                  $38,897
Items not requiring or
 (not providing) the use of
 operating funds:
 Tax basis depreciation and
  amortization                                833                   12,255
 Acquisition expenses paid from
  offering proceeds charged
  to operations                                 -                      248
 Partnership's share of joint venture
  taxable net income                         (356)                  (4,316)
 Distributions from Brookwood
  Village Joint Venture                       399                    6,607
 Additions to fixed assets                   (107)                  (1,452)
 Amounts released from reserves
  for capital improvements                      -                    1,020

 Total Distributable Cash Flow ("DCF")    $ 2,608                  $53,259

 Limited Partners' Share of DCF           $ 2,556                  $52,194

 Limited Partners' Share of DCF
  per Unit                                $   .34                  $  6.96 (c)

 General Partners' Share of DCF           $    52                  $ 1,065

Net Proceeds from Capital
 Transactions:
 Principal collections on MBS               1,965                   34,347
 Reinvestment of MBS principal
  collections                             $     -                  $(3,687)
 Total Net Proceeds from Capital
  Transactions                            $ 1,965                  $30,660

Distributions:
 Limited Partners                         $ 2,996(a)               $84,815(b)
 Limited Partners' Average
  per Unit                                $   .40(a)               $ 11.31(b)(c)
 General Partners                              52(a)                 1,065(b)

   Total Distributions                    $ 3,048(a)               $85,880(b)


                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP



(a) Represents distributions paid in 1994, except the February 1994 distribution, which relates to 1993 cash flows and includes an estimate of the distribution to be paid in August, 1994.
(b) Includes estimate of the distribution to be paid in August, 1994.
(c) Limited Partners average per Unit return of capital as of August, 1994 is $4.35 [$11.31 - $6.96].


Operations

A.  Partnership

    Rental revenues decreased for the three and six months ended June 30, 1994 as compared to the same period in 1993 due to a bankruptcy filing of a tenant at Canyon Place in May. Currently the plan of action by management at Canyon Place is to rearrange some smaller tenants and allow the larger tenants to expand.

    MBS interest income decreased for the three and six months ended June 30, 1994 as compared to the same period in 1993 due to scheduled and prepaid principal collections on the outstanding principal balance which occurred throughout 1993 and 1994.
    Other interest income has decreased for the three and six months ended June 30, 1994 as compared to the same period in 1993 due to lower average cash balances.

    Total expenses for the three and six months ended June 30, 1994 as compared to the same period in 1993 remained relatively stable with the exception of real estate taxes. Real estates taxes decreased due to a refund of prior years real estate taxes at Coral Plaza of approximately $270,000.

B.  Joint Venture

    Brookwood's revenues increased for the three and six months ended June 30, 1994 as compared to the same period in 1993 due to increases in occupancy. Revenues also increased due to higher tenant reimbursements caused by the increase in operating expenses which were associated with the increase in occupancy.

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                          PART II - OTHER INFORMATION



Item 1.   Legal Proceedings
          Response:  None

Item 2.   Change in Securities
          Response:  None

Item 3.   Defaults upon Senior Securities
          Response:  None

Item 4.   Submission of Matters to a Vote of Security Holders
          Response:  None

Item 5.   Other Information
          Response:  None

Item 6.   Exhibits and Reports on Form 8-K
          Response:  None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        Krupp Cash Plus-II Limited Partnership
                    (Registrant)




        BY:  /s/Marianne Pritchard
             Marianne Pritchard
             Treasurer of The Krupp Corporation,
             a General Partner









DATE: July 29, 1994