Form 10-Q
period 1994-09-30
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1994-11-07
CIK 785988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1994

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

                          PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                  BALANCE SHEETS


                                      ASSETS
                                                     September 30,  December 31,
                                                         1994           1993

Real estate assets:
  Multi-family apartment complex, less
   accumulated depreciation of $3,563,144
   and $3,240,614, respectively                      $ 6,501,638    $ 6,718,936
  Retail centers, less accumulated depreciation
   of $10,533,515 and $9,437,948, respectively        38,811,394     39,719,536
  Investment in joint venture (Note 2)                21,478,147     21,737,592
  Mortgage-backed securities ("MBS") (Note 5)         10,368,687     12,752,190

          Total real estate assets                    77,159,866     80,928,254

Cash and cash equivalents                              7,411,342      5,622,515
Other assets                                             462,169        697,856

          Total assets                               $85,033,377    $87,248,625


                         LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                     $    33,801    $   162,516
Accrued expenses and other liabilities                   769,781        586,197

          Total liabilities                              803,582        748,713

Partners' equity (Note 3)                             84,229,795     86,499,912

          Total liabilities and partners' equity     $85,033,377    $87,248,625















                      The accompanying notes are an integral
                         part of the financial statements.

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS


                                  For the Three Months Ended    For the Nine Months Ended
                                          September 30,                September 30,
                                     1994              1993        1994            1993
Revenue:
  Rental                          $1,541,131      $1,604,378    $4,637,723      $4,730,292
  Partnership's share of joint
   venture net income (Note 2)       133,861         167,906       414,555         410,948
  Interest income - MBS              232,702         321,756       746,452       1,087,332
  Interest income - other             82,575          93,367       197,280         248,922

       Total revenue               1,990,269       2,187,407     5,996,010       6,477,494

Expenses:
  Operating (including reimbursements
   to affiliates of $56,692,
   $56,354, $172,070 and
   $168,523, respectively)           289,102         248,945       798,235         775,144
  Maintenance                        174,800         109,814       431,206         385,322
  General and administrative
  (including reimbursements to
   affiliates of $86,377, $86,377,
   $259,271 and $256,559,
   respectively)                     108,050         118,098       351,181         365,395
  Real estate taxes (Note 4)         222,461         253,096       424,389         715,012
  Management fees paid to
   affiliates                         85,557          90,583       262,056         265,873
  Depreciation                       490,653         456,583     1,418,098       1,356,896

       Total expenses              1,370,623       1,277,119     3,685,165       3,863,642

Net income                        $  619,646      $  910,288    $2,310,845      $2,613,852

Allocation of net income (Note 3):

  Net income per Unit of
   Depository Receipt (7,499,818
   Units outstanding)             $      .08      $      .12    $      .30      $      .34

  Corporate Limited Partner       $        8      $       12    $       30      $       34

  General Partners                $   12,393      $   18,206    $   46,217      $   52,277










                      The accompanying notes are an integral
                         part of the financial statements.

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS


                                                      For the Nine Months Ended
                                                            September 30,
                                                         1994           1993

Operating activities:
 Net income                                            $2,310,845     $2,613,852
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         1,418,098      1,356,896
   Partnership's share of joint venture net income       (414,555)      (410,948)
   Distributions received from joint venture              674,000        325,000
   Amortization of MBS (discount)/premium, net             (1,704)         2,084
   Decrease in other assets                               235,687        192,737
   Decrease in accounts payable                          (128,715)      (113,432)
   Increase in accrued expenses and other liabilities     183,584        157,138

     Net cash provided by operating activities          4,277,240      4,123,327

Investing activities:
 Additions to fixed assets                               (292,658)      (154,178)
 Principal collections on MBS                           2,385,207      4,840,914

     Net cash provided by investing activities          2,092,549      4,686,736

Financing activity:
 Distributions                                         (4,580,962)    (4,546,503)


Net increase in cash and cash equivalents               1,788,827      4,263,560

Cash and cash equivalents, beginning of period          5,622,515      8,331,685

Cash and cash equivalents, end of period               $7,411,342    $12,595,245


















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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1994, its results of operations for the three and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993. Certain prior year balances have been reclassified to conform with current year financial statement presentation.

    The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Investment in Joint Venture

    Condensed financial statements of the Joint Venture are as follows:

                          Brookwood Village Joint Venture
                             Condensed Balance Sheets

                                      ASSETS
                                                  September 30,  December 31,
                                                      1994           1993
    Property, at cost                             $ 54,611,119   $53,961,916
    Accumulated depreciation                       (12,167,340)  (10,743,771)
                                                    42,443,779    43,218,145
    Other assets                                     1,185,385       715,779
       Total assets                               $ 43,629,164   $43,933,924
                         LIABILITIES AND PARTNERS' EQUITY
    Total liabilities                             $    672,870   $   458,740
    Partners' equity:
       The Partnership                              21,478,147    21,737,592
       Joint venture partner                        21,478,147    21,737,592
       Total partners' equity                       42,956,294    43,475,184
       Total liabilities and partners' equity     $ 43,629,164   $43,933,924

                                     Continued

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

(2) Investment in Joint Venture, Continued
                          Brookwood Village Joint Venture
                        Condensed Statements of Operations


                                    For the Three Month      For the Nine Months
                                    Ended September 30,      Ended September 30,
                                     1994         1993         1994         1993
    Revenues                      $1,537,758   $1,560,356  $ 4,466,644   $ 4,357,353
    Property operating expenses     (771,426)   (749,843)   (2,213,966)   (2,147,964)
       Income before
        depreciation                 766,332      810,513    2,252,678     2,209,389
    Depreciation                    (498,611)    (474,700)  (1,423,569)   (1,387,493)

       Net income                 $  267,721   $  335,813  $   829,109   $   821,896

    Allocation of net income:

       The Partnership            $  133,861   $  167,907  $    414,555  $   410,948
       Joint venture partner         133,860      167,906       414,554      410,948
                                  $  267,721   $  335,813  $    829,109  $   821,896

(3) Changes in Partners' Equity

    A summary of changes in partners' equity (deficit) for the nine months ended September 30, 1994 is as follows:

                                             Corporate               Total
                                             Limited    General      Partners'
                              Unitholders    Partner    Partners     Equity

    Balance at
    December 31, 1993         $86,776,391    $ 1,362    $(277,841)   $86,499,912

    Net income                  2,264,598         30       46,217      2,310,845

    Distributions              (4,512,153)       (60)     (68,749)    (4,580,962)

    Balance at
    September 30, 1994        $84,528,836    $ 1,332    $(300,373)   $84,229,795

(4)  Real Estate Taxes

     During the second quarter of 1994, the Partnership successfully petitioned for the reassessment of prior years' real estate taxes on Coral Plaza. The Partnership received a tax refund for the 1987, 1988 and 1989 real estate tax years of approximately $270,000.

(5)  MBS

     At September 30, 1994, the Partnership's MBS portfolio had a market value of $10,638,224 and unrealized gains and losses of approximately $380,000 and $111,000, respectively and with maturity dates ranging from 2008 to 2017. The Partnership does not expect to realize these gains or losses as it has the intention and ability to hold the MBS until maturity.

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

  The Partnership's liquidity is derived from the operations of the Partnership's properties (Encino Oaks, Alderwood, Canyon Place, Coral Plaza and Cumberland Glen), distributions from the Partnerships interest in Brookwood Village Joint Venture, and earnings and collections on MBS and interest earned on its short-term investments. The Partnership's liquidity is utilized to pay operating costs and to fund distributions to the partners. The source of future liquidity to pay operating costs and distributions to partners is expected to be cash flow generated by the Partnership's MBS and real estate investments.

  Management has found it necessary in recent years to pay a larger share of tenant buildouts to attract quality tenants to our retail centers. This policy has proven to be successful in increasing occupancy at properties where it has been undertaken and is expected to continue in 1994. In fact, two of the Partnership's real estate investments are currently at full capacity and are expected to remain so in 1994. In order to remain competitive in their respective markets the Partnership's properties are anticipated to spend $701,000 for capital improvements in 1994, while the Joint Venture is scheduled to perform $1 million for capital renovations this year.

  The present rise in interest rates have resulted in a reduction in principal collections on MBS in the third quarter of 1994.
Currently, management considers there to be sufficient levels of working capital.





















                                   Continued

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP



Distributable Cash Flow and Net Cash Proceeds from Capital
Transactions

  Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement for the nine months ended September 30, 1994 and the period from inception to September 30, 1994.

                                       (In $1,000's except per Unit amounts)
                                      For the nine months        Inception to
                                      Ended September 30,        September 30,
                                             1994                    1994

Distributable Cash Flow:
Net income for tax purposes               $ 2,635                  $39,693
Items not requiring or
 (not providing) the use of
 operating funds:
 Tax basis depreciation and
  amortization                              1,250                   12,672
 Acquisition expenses paid from
  offering proceeds charged
  to operations                              -                         248
 Partnership's share of joint venture
  taxable net income                         (609)                  (4,568)
 Distributions from Brookwood
  Village Joint Venture                       674                    6,882
 Additions to fixed assets                   (293)                  (1,638)
 Amounts released from reserves
  for capital improvements                     -                     1,020

 Total Distributable Cash Flow ("DCF")    $ 3,657                  $54,309
  Limited Partners' Share of DCF          $ 3,584                  $53,223
 Limited Partners' Share of DCF
  per Unit                                $   .48                  $  7.10 (c)
 General Partners' Share of DCF           $    73                  $ 1,086

Net Proceeds from Capital
 Transactions:
 Principal collections on MBS               2,383                   34,765
 Reinvestment of MBS principal
  collections                             $   -                    $(3,687)
 Total Net Proceeds from Capital
  Transactions                            $ 2,383                  $31,078
Distributions:
 Limited Partners                         $ 4,512(a)               $86,330(b)
 Limited Partners' Average
  per Unit                                $   .60(a)               $ 11.51(b)(c)
 General Partners                              73(a)                 1,086(b)

   Total Distributions                    $ 4,585(a)               $87,416(b)

                                     Continued

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP


(a)   Represents distributions paid in 1994, except the February
      1994 distribution, which relates to 1993 cash flows and includes an estimate of the distribution to be paid in November, 1994.

(b) Includes estimate of the distribution to be paid in November, 1994.

(c) Limited Partners average per Unit return of capital as of November, 1994 is $4.41 [$11.51 - $7.10].

Operations

A.  Partnership

    Rental revenues for the three and nine months ended September 30, 1994 as compared to the same periods in 1993 have decreased slightly despite a promising performance by Cumberland Glen so
    far in 1994.   The decrease in revenues is primarily due to a
    bankruptcy filing of a 15,000 square foot national tenant at Canyon Place in the third quarter of 1993 and a reduction in rental rates at Encino as market conditions have tightened. Management's plan of action for Canyon since the bankruptcy has been to rearrange some smaller tenants and allow the larger tenants to expand. As a result, occupancy at Canyon for the nine months ended September 30, 1994 as compared to the same period in 1993 has increased from 83% to 85%. Currently, both Alderwood and Encino are at full occupancy and are expected to stay at full occupancy for the remainder of the year.

    MBS interest income decreased for the three and nine months ended September 30, 1994 as compared to the same periods in 1993 due to large prepayments of principal which occurred throughout 1993 and 1994. These prepayments were due to a decline in interest rates in 1993 and through the first half of 1994. Interest earned on other investments has decreased due to lower average cash balances.

    Total expenses for the three months ended September 30, 1994 as compared to the same periods in 1993 have remained relatively stable with the exception of maintenance. The increase in maintenance is primarily due to the repair of damage caused by frozen pipes at Cumberland Glen and insurance deductibles for minor earthquake damage at Encino Oaks. Cumberland Glen has also made improvements in the third quarter to the parking lot in order to enhance the property's appearance and help the property remain competitive in a strong multi-family marketplace.

    Total expenses for the nine months ended September 30, 1994 as compared to the same period in 1993 have remained relatively stable with the exception of real estate taxes. Real estate taxes decreased due to a refund of prior years' real estate taxes at Coral Plaza of approximately $270,000 recorded in the second quarter of 1994.

B.  Joint Venture

    Brookwood's revenues and expenses have remained relatively stable for the three months ended September 30, 1994 as compared to the same periods in 1993.

    Brookwood's revenues for the nine months ended September 30,
    1994 as compared to the same periods in 1993 have increased due to an increase in occupancy from 93% to 95%. Total expenses for the same period have remained relatively stable.
                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

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









DATE: October 29, 1994