Form 10-K
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1995-03-24
CIK 785988

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-K



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended       December 31, 1994

                              OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

      Commission file number           0-15816

            Krupp Cash Plus-II Limited Partnership
    (Exact name of registrant as specified in its charter)

Massachusetts                            04-2915326
(State or other jurisdiction of        (IRS Employer
incorporation or organization)        Identification No.)

470 Atlantic Avenue, Boston, Massachusetts         02210
Address of principal executive offices)         (Zip Code)

(Registrant's telephone number, including area code) (617) 423-2233

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:
 Depositary Receipts representing Units of Limited Partner Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

Aggregate market value of voting securities held by non-affiliates: Not applicable, since securities are non-voting.

Documents incorporated by reference:  None

The exhibit index is located on pages 10-14.

                                 PART I

ITEM 1.  BUSINESS

  Krupp Cash Plus-II Limited Partnership (the "Partnership") was formed on December 18, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Krupp Corporation and The Krupp Company Limited Partnership-IV are the General Partners of the Partnership. Krupp Depositary Corporation is the Corporate Limited Partner. For details, see Note A to Financial Statements included in Appendix A of this report.

  On March 28, 1986 the Partnership commenced the marketing and sale of 7,500,000 units of Depositary Receipts ("Units") for a maximum offering of $150,000,000. The Partnership raised $149,845,812 from its public offering. The Partnership invested the net proceeds from the offering in a portfolio of unleveraged real estate (see Item 2 - Properties) and mortgage backed securities ("MBS") issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC") (see Note E to financial statements, included in Appendix A to this report). The Partnership considers itself to be engaged only in the industry segment of investment in real estate based assets.

  The Partnership's real estate investments are subject to some seasonal fluctuations, resulting from changes in utility consumption, seasonal maintenance expenditures and changes in retail rental income based on the percentage of tenant gross receipts. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's real estate investments are located, the credit worthiness of GNMA, FNMA and FHLMC, interest rates, real estate taxes, operating expenses, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is anticipated in the future.

  The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, the financial failure of a tenant or the inability of retail tenants to achieve gross sales at a level sufficient to provide for additional rental income based on a percentage of sales, (iii) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment or adverse changes in real estate zoning laws, and the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (iv) other circumstances over which the Company may have little or no control.

  As of December 31, 1994, there were 7 full and part-time on-site personnel employed by the Partnership.

ITEM 2.  PROPERTIES

  As of December 31, 1994, the Partnership has unleveraged investments in four retail centers having an aggregate of 365,083 square feet of leasable space and one apartment complex having 222 units, all of which are wholly-owned by the Partnership. In addition, the Partnership has an unleveraged joint venture investment (the "Brookwood Village Joint Venture") in a shopping center with 478,738 square feet of leasable space. Additional detailed information with respect to individual properties is contained in Note D to Financial Statements and Schedule III included in Appendix A to this report.

  A summary of the Partnership's real estate investments is presented below.

                                                      Average Occupancy
                                       Current Leasable   Year Ended
                               Year of Square Footage/  December 31,
          Description        Acquisition   Units      1994 1993 1992

          Commercial

          Encino Oaks
          Shopping Center
          Encino, California     1986     52,380      100%  97% 97%

          Alderwood Towne Center
          Lynnwood, Washington    1986   105,538       99% 100% 97%

          Canyon Place
          Shopping Center
          Portland, Oregon       1986    157,280       82%  83% 87%

          Coral Plaza
          Shopping Center
          Oak Lawn, Illinois     1987     49,885       87%  88% 90%

          Brookwood Village Mall
          and Convenience Center
          Birmingham, Alabama (1)1986    478,738       95%  91% 84%

          Residential

          Cumberland Glen Apartments
          Smyrna, Georgia        1987        222       97%  96% 92%

          (1) The Partnership has a 50% joint venture interest in this property.


ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Partnership is a party or to which any of its property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no public market for the Units and it is not anticipated that any such public market will develop. The transfer of Units is subject to certain limitations contained in the Partnership Agreement.

     The number of Investor Limited Partners ("Unitholders") as of December 31, 1994 was approximately 10,100.

     The Partnership has made the following distributions to its Partners during the years ended December 31, 1994 and 1993.

                                  Year Ended December 31,
                                 1994              1993
                           Amount Per Unit    Amount  Per Unit

Limited Partners:

 Unitholders
 (7,499,718 Units)      $6,012,096   $ .80   $13,495,370  $1.80

 Corporate Limited Partner
 (100 Units)                    80   $ .80           180  $1.80

General Partners            89,729                89,558

                        $6,101,905            $13,585,108

One of the objectives of the Partnership is to make partially tax sheltered distributions of cash flow generated by the Partnership's properties and MBS. However, there is no assurance that future operations will continue to generate sufficient cash to maintain the current level of distributions and to provide sufficient liquidity for the Partnership. The Partnership pays a $.20 per unit per quarter distribution to its investors. However, a special distribution of $1 per unit was paid in 1993 due to the high prepayment of MBS principal.

ITEM 6.   SELECTED FINANCIAL DATA

  The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 to this report, respectively.

                       1994       1993        1992       1991         1990

Total revenue     $ 8,022,513 $ 8,435,985 $ 8,719,559$  8,927,929$ 10,081,600
Net income          3,064,617   3,232,087   3,451,547   3,941,950   4,638,206

Net income allocated
to Partners:

  Unitholders       3,003,285   3,167,403   3,382,471   3,863,059    4,545,382
  (per unit)              .40         .42         .45         .52          .60

  Corporate
  Limited Partner          40          42          45          52           60

  General
  Partners             61,292      64,642      69,031      78,839       92,764

Total assets at
December 31        84,277,257  87,248,625  97,595,990 100,178,556  107,360,781

Distributions to
Partners:

  Unitholders       6,012,096  13,495,370   6,003,028  10,768,687   12,374,511
  Per Unit                .80        1.80         .80        1.44         1.65

  Corporate Limited
   Partner                 80         180          80        144           165

  General
  Partners             89,729      89,558     116,273    132,024       154,150

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  The Partnership's liquidity is derived from the operations of the Partnership's properties (Encino Oaks, Alderwood, Canyon Place, Coral Plaza and Cumberland Glen), distributions from the Partnership's interest in Brookwood Village Joint Venture, earnings and collections on MBS, and interest earned on its short-term investments. The Partnership's liquidity is utilized to pay operating costs and to fund distributions to the partners.

  Management has found it necessary in recent years to pay a larger share of tenant buildouts to attract quality tenants to our retail centers. This policy has proven to be successful in increasing occupancy at properties where it has been undertaken and is expected to continue through 1995. In fact, two of the Partnership's real estate investments are currently at full capacity and are expected to remain so in 1995. In order to remain competitive in their respective markets, the Partnership's properties are anticipated to spend $761,000 for fixed assets in 1995 most of which are tenant buildouts at retail centers. The Joint Venture is expected to spend $599,000 for capital renovations.

  Principal collections on MBS reached a high level in 1993 because the mortgage interest rate environment increased refinancing activity, which in turn led to prepayments of the mortgages underlying the MBS. The present rise in interest rates has resulted in a reduction in principal collections on MBS in 1994.

Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

  Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the year ended December 31, 1994 and the period from inception to December 31, 1994.

                                   (In $1,000's except per Unit amounts)
                                        For the Year    Inception to
                                      Ended December 31,December 31,
                                             1994           1994
      Distributable Cash Flow:

      Net income for tax purposes         $ 3,654         $40,712
      Items providing/not requiring or
      (not providing) the use of
      operating funds:

      Tax basis depreciation and
       amortization                         1,682          13,104
      Acquisition expenses paid from
       offering proceeds charged
       to operations                         -                248
      Partnership's share of joint
         venture taxable net income          (884)         (4,844)
      Distributions from joint venture        899           7,107
      Additions to fixed assets              (768)         (2,113)
      Amounts released from reserves
       for capital improvements              -              1,020

      Total Distributable Cash Flow ("DCF")$ 4,583        $55,234

      Limited Partners' Share of DCF      $ 4,491         $54,129

      Limited Partners' Share of DCF
       per Unit$  0.60                    $  7.22

      General Partners' Share of DCF      $    92         $ 1,105

      Net Proceeds from Capital Transactions:

      Principal collections on MBS        $ 2,937         $35,319
      Reinvestment of MBS principal
       collections                           -            $(3,687)

      Total Net Proceeds from Capital
       Transactions                       $ 2,937         $31,632

Distributions:
      Limited Partners                    $ 6,000(a)      $87,818(b)
      Limited Partners' Average
       per Unit$   .80(a)                 $ 11.71(b)(c)
      General Partners                    $    92(a)      $ 1,105(b)

      Total Distributions                 $ 6,092(a)      $88,923(b)

(a) Represents distributions paid in 1994, except the February, 1994 distribution which relates to 1993 cash flows, and includes an estimate of the distribution to be paid in February, 1995.
(b)   Includes estimate of the distribution to be paid in February, 1995.
(c) Limited Partners average per Unit return of capital as of February, 1995 is $4.49 [$11.71 - $7.22].

Operations

      Partnership

       1994 versus 1993

          Rental Revenues for 1994 as compared to 1993 have remained relatively stable due mainly to consistent occupancy levels at all the Partnership's properties within the period.

          Total expenses decreased $242,000 in 1994 as compared to 1993. This was primarily due to a reduction in real estate taxes. Coral Plaza received a refund of approximately $235,000 for prior years' real estate taxes in the second quarter of 1994. Depreciation increased by $108,000 in 1994 as compared to 1993 as a result of higher tenant buildouts at Canyon Place and Encino Oaks in order to attract quality tenants to their respective retail centers.

       1993 versus 1992

          Rental revenues increased by $189,000 in 1993 as compared to 1992. Revenues increased $105,000 at Cumberland Glen as a result of an increase in occupancy of 4% over 1992 and rental increases on all units. Alderwood's revenues increased $147,000 due to an increase of 3% in tenant occupancy. Encino Oaks experienced an increase in revenues of $60,000 due to savings in bad debt over 1992. This was the result of an improved tenant profile. Revenues were reduced $67,000 and $56,000 at Canyon Place and Coral Plaza, respectively, due to a reduction in occupancy of 4% and 2%, respectively.

          Total expenses decreased $64,000 in 1993 as compared to 1992. This was primarily due to a reduction in real estate taxes and depreciation. Encino Oaks experienced a reduction in real estate taxes of $35,000 because of a reassessment by the taxing authority. Depreciation was reduced $60,000 at Cumberland Glen as a result of original appliances being fully depreciated in 1992.

      MBS and Other Income

       MBS interest income decreased $411,000 in 1994 from 1993, and $575,000 in 1993 from 1992 due to large prepayments of principal which occurred from late 1992 through the first half 1994 as a result of a decline in interest rates. The asset balance on which income is generated has decreased approximately 23% since December of 1993 and 48% since December of 1992. Interest income on short-term investments remained relatively stable in 1994 compared to 1993 and increased in 1993 compared to 1992 due to higher average cash balances.

      Joint Venture

       Brookwood's revenues increased in 1994 primarily due to an increase in occupancy of 4% over 1993. Depreciation expense increased due to a large number of tenant buildouts and capital renovations completed in 1994 and 1993.

       Brookwood's revenues increased in 1993 due to an increase in occupancy of 7% over 1992 and the collection of rent from former tenants of $70,000 which had previously been estimated to be uncollectible. Revenues also increased due to higher tenant reimbursements of utilities and maintenance as result of increased tenant occupancy. Depreciation expense increased due to the large number of tenant buildouts and improvements completed in 1993 and 1992.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Appendix A of this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

          None.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of both the Partnership and The Krupp Company Limited Partnership-IV, the other General Partner of the Partnership, is as follows:
                                       Position with
              Name and Age             The Krupp Corporation
              Douglas Krupp (48)       Co-Chairman of the Board
              George Krupp (50)        Co-Chairman of the Board
              Laurence Gerber (38)     President
              Marianne Pritchard (45)  Treasurer
              Ross V. Keeler (46)      Executive Vice President
              Frank Apeseche (37)      Executive Vice President

          Douglas Krupp has been Co-Chairman of The Berkshire Group (a group of affiliated companies which includes The Krupp Corporation) since its formation in 1969. He has been primarily responsible for overseeing the acquisition, disposition and financing of properties by the entities sponsored by The Berkshire Group and their affiliates. In addition, since 1987 Mr. Krupp has been responsible for founding and overseeing through the start-up phase certain new business ventures including the healthcare and construction businesses of The Berkshire Group. He is a graduate of Bryant College in Rhode Island. In 1989, he received an honorary Doctor of Science in Business Administration degree from Bryant College and he also serves as a Trustee of Bryant College. Douglas Krupp is the brother of George Krupp.

          George Krupp has been Co-Chairman of The Berkshire Group since its formation in 1969. His efforts over the years have encompassed the broad spectrum of The Berkshire Group's activities including responsibility for the real estate operations of The Berkshire Group through mid-1991, and he continues to be involved in strategic planning. He attended the University of Pennsylvania prior to joining his brother, Douglas Krupp, in the real estate business in 1966. Mr. Krupp currently serves as Chairman of the Board and a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II, and Chairman of the Board and a director of Berkshire Realty Company, Inc.

          Laurence Gerber has been President and Chief Executive Officer of The Berkshire Group since 1991. He previously served from 1987 to 1991 as President of Berkshire Financial Company with overall responsibility for marketing, mortgage banking, product development and corporate financing, and also worked on strategic planning. Prior to that, he served as Executive Vice President, Acquisitions and, prior to that, as Senior Vice President and Chief Planning Officer since joining the firm in January 1984. Before joining the firm, Mr. Gerber was a management consultant with Bain & Co. headquartered in Boston, since July 1982. Prior to that, he was a Senior Tax Accountant with Arthur Andersen & Co., an international accounting and consulting firm, in New York. He has a B.S. degree in economics with high honors from the University of Pennsylvania Wharton School and an M.B.A. degree with High Distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber serves as President and a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II, and as President and a director of Berkshire Realty Company, Inc.

          Marianne Pritchard, Treasurer of The Krupp Corporation and
Senior Vice-President, has been Chief Financial and Accounting Officer of Berkshire Realty Affiliates since rejoining The Berkshire Group in August, 1991. Prior to rejoining The Berkshire Group, she was Vice President and Controller for Liberty Real Estate Group, a subsidiary of Liberty Mutual Insurance Company from July 1989 to August 1991. Prior to Liberty, Ms. Pritchard held the position of Controller/Treasurer of Berkshire Mortgage Finance from April 1987 to July 1989. Prior to that, Ms. Pritchard was Senior Audit Manager with Deloitte and Touche, an international accounting and consulting firm. She is a Certified Public Accountant and received her B.B.A. degree in Accounting from the University of Texas.

          Ross V. Keeler is President of Berkshire Investment Advisors
and an Executive Vice-President of The Berkshire Group.   Prior to joining
The Berkshire Group in November 1984, he served as Executive Vice President of Marketing and a member of the Board of Directors at First Capital Companies, a national syndicator of real estate investments. Prior to that, Mr. Keeler served as President of State Financial Corporation, a company which originated specialized leases on major equipment for municipalities. He received a B.S. degree in finance with honors from the University of Florida and received an M.B.A. degree with scholastic honors from the University of Southern California.

          Frank Apeseche was appointed Executive Vice President and Chief Financial Officer of The Berkshire Group on January 1, 1993. He oversees strategic planning, tax planning, corporate finance and product development for The Berkshire Group. Before joining the firm in 1986, Mr. Apeseche was a manager at Arthur Andersen & Co., an international accounting and consulting firm. Mr. Apeseche holds a B.A. degree with High Distinction from Cornell University and an M.B.A. degree with honors from the University of Michigan.

ITEM 11.  EXECUTIVE COMPENSATION

          The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of December 31, 1994, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 7,499,818 outstanding Depositary Receipts. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required under this Item is contained in Note H to Financial Statements included in Appendix A of this report.


                            PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)       1.   Financial Statements - see Index to Financial Statements
               and Schedule included under Item 8, Appendix A, on page
               F-2 of this report.

            2. Financial Statement Schedule - See Index to Financial
               Statements and Schedule included under Item 8, Appendix A, on page F-2 of this report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

(b)       Exhibits:

            Number and Description
            Under Regulation S-K

            The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

            (4) Instruments defining the rights of security holders including indentures:

                  (4.1)Amended Agreement of Limited Partnership dated
                       as of March 25, 1986 [Exhibit A to Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated March 26, 1986 (File No. 33-2312)].*

                  (4.2)Subscription Agreement Specimen [Exhibit D to
                       Prospectus included in Amendment No. 1 of
                       Registrant's Registration Statement on Form S-11 dated March 26, 1986 (File No. 33-2312)].*

                  (4.3)Eleventh Amendment and Restatement of
                       Certificate of Limited Partnership filed with the Massachusetts Secretary of State as of February 6, 1987. [Exhibit 4.3a to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 33-2312)].*


            (10)  Material Contracts:

                  Encino Oaks Plaza

                  (10.1) Krupp Standard Purchase Agreement dated July
                         16, 1986 between Krupp Realty and
                         Development, Inc., a Massachusetts
                         corporation and Cal-American Income Property
                         Fund II, a California limited partnership.
                         [Exhibit 1 to Registrant's Report on Form 8-K dated July 31, 1986 (File No. 33-2312)].*

                  (10.2) Assignment of Contract between Krupp Realty
                         and Development, Inc., a Massachusetts
                         corporation and Krupp Cash Plus-II Limited
                         Partnership, a Massachusetts limited
                         partnership dated July 28, 1986. [Exhibit 2 to Registrant's Report on Form 8-K dated July 31, 1986 (File No. 33-2312)].*

                  (10.3) Partnership Grant Deed dated July 31, 1986
                         from Cal-American Income Property Fund II a
                         California limited partnership, to Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated July 31, 1986 (File No. 33-2312)].*

                  (10.4) Management Agreement dated July 31, 1986
                         between Krupp Cash Plus-II Limited
                         Partnership, as Owner and Krupp Asset
                         Management Company, now known as Berkshire
                         Property Management ("BPM"), as Agent.
                         [Exhibit 10.4a to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 33-
                         2312)].*

                  Alderwood Towne Center

                  (10.5) Krupp Standard Option Agreement dated July
                         16, 1986 between Krupp Realty and
                         Development, Inc., a Massachusetts corpora-tion and Alderwood Towne Center, a Washington tenancy-in-common. [Exhibit 10.5 included in Registrant's Post Effective Amendment No. 2 to its Form S-11 Registration Statement dated September 3, 1986 (File No. 33-2312)].*

                  (10.6) Escrow Agreement dated August 12, 1986
                         between Krupp Realty and Development, Inc., a Massachusetts corporation and Alderwood Towne Center, a Washington tenancy-in-common. [Exhibit 10.5 included in Registrant's Post Effective Amendment No. 2 to its Form S-11 Registration Statement dated September 3, 1986 (File No. 33-2312)].*

                  (10.7) Amendment to Option Agreement dated July 17,
                         1986 between Krupp Realty and Development,
                         Inc., a Massachusetts corporation and
                         Alderwood Towne Center, a Washington tenancy-in-common. [Exhibit 10.5 included in Registrant's Post Effective Amendment No. 2 to its Form S-11 Registration Statement dated September 3, 1986 (File No. 33-2312)].*

                  (10.8) Assignment of Option Agreement between Krupp
                         Realty and Development, Inc. a Massachusetts corporation and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership dated August 20, 1986. [Exhibit 4 to Registrant's Report on Form 8-K dated September 3, 1986 (File No. 33-2312)].*

                  (10.9) Statutory Warranty Deed dated September 3,
                         1986 between Krupp Cash Plus-II Limited
                         Partnership, a Massachusetts limited
                         partnership and Alderwood Towne Center
                         Associates.  [Exhibit 5 to Registrant's
                         Report on Form 8-K dated September 3, 1986
                         (File No. 33-2312)].*

                  (10.10)Property Management Agreement dated September
                         3, 1986 between Krupp Cash Plus-II Limited
                         Partnership, as Owner and Krupp Asset
                         Management Company, now known as Berkshire
                         Property Management ("BPM"), as Agent.
                         [Exhibit 6 to Registrant's Report on Form 8-K dated September 3, 1986 (File No. 33-2312)].*

                  Brookwood Village Shopping Center and Convenience
                  Center

                  (10.11) Purchase and Sale Agreement dated December 5, 1986 between Krupp Realty and Development Inc., a Massachusetts corporation and Everett Shepherd, Jr. et al as assigned to Brookwood Village Joint Venture. [Exhibit 1 to Registrant's Report on Form 8-K dated December 16, 1986 (File No. 33-2312)].*

                  (10.12) Statutory Warranty Deed with Vendors' Lien dated December 16, 1986 between Brookwood Village Joint Venture and Everett Shepherd, Jr. et al. [Exhibit 2 to Registrant's Report on Form 8-K dated December 16, 1986 (File No. 33-2312)].*

                  (10.13) Business Certificate dated December 11, 1986 establishing Brookwood Village Joint Venture. [Exhibit 3 to Registrant's Report on Form 8-K dated December 16, 1986 (File No. 33-2312)].*

                  (10.14) Brookwood Village Joint Venture Agreement dated December 15, 1986 between Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership and Krupp Cash Plus-III Limited Partnership, a Massachusetts limited partnership, now known as Berkshire Realty Company, Inc. [Exhibit 10.14 to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 33-2312)].*

                  (10.15)  Property Management Agreement dated
                           December 16, 1986 between Brookwood Village
                           Joint Venture, as Owner and Krupp Asset
                           Management Company, now known as Berkshire
                           Property Management ("BPM"), as Agent.
                           [Exhibit 4 to Registrant's Report on Form
                           8-K dated December 16, 1986 (File No. 33-
                           2312)].*

                  Canyon Place Shopping Center

                  (10.16) Krupp Standard Option Agreement dated October 24, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Canyon Place Associates, a Washington tenancy-in-common. [Exhibit 1 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

                  (10.17)  Amendment to Option Agreement dated
                           December 9, 1986 between Krupp Realty and
                           Development, Inc., a Massachusetts
                           corporation and Canyon Place Associates, a Washington tenancy-in-common. [Exhibit 2 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

                  (10.18) Assignment of Option Agreement dated December 17, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

                  (10.19) Warranty Deed dated December 23, 1986 between Canyon Place Associates, a Washington tenancy-in-common, as Grantor and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership, as Grantee. [Exhibit 4 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

                  (10.20)  Property Management Agreement dated
                           December 23, 1986  between Krupp Cash Plus-
                           II Limited Partnership, as Owner and Krupp
                           Asset Management Company, now known as
                           Berkshire Property Management ("BPM"), as
                           Agent. [Exhibit 6 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

                  Coral Plaza Shopping Center

                  (10.21) Purchase and Sale Agreement dated May 8, 1987 between Harris Trust and Savings Bank, as trustee under Trust No. 42703, and Krupp Realty and Development, Inc., a Massachusetts corporation, as assigned to Krupp Cash Plus-II Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q dated June 30, 1987 (File No. 33-
                           2312)].*

                  (10.22) Assignment between Coral Plaza Limited Partnership and Harris Trust and Savings Bank, as Trustee under Trust No. 42703, collectively as "Assignor," and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership, as "Assignee" dated June 2, 1987. [Exhibit
                           19.2 to Registrant's Report on Form 10-Q dated June 30, 1987 (File No. 33-2312)].*

                  (10.23) Trustee's Deed dated May 28, 1987 from Harris Trust and Savings Bank, as trustee under Trust No. 42703, to Krupp Cash Plus-II Limited Partnership. [Exhibit 19.3 to Registrant's Report on Form 10-Q dated June 30, 1987 (File No. 33-2312)].*

                  (10.24) Property Management Agreement, dated June 1, 1987, between Krupp Cash Plus-II Limited Partnership, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 19.4 to Registrant's Report on Form 10-Q dated June 30, 1987 (File No. 33-
                           2312)].*

                  Cumberland Glen Apartments

                  (10.25) Agreement of Purchase and Sale, dated August 24, 1987 between FNBC Properties, Inc., a Delaware corporation, as "Seller," and Krupp Realty and Development, Inc., a Massachusetts corporation, as "Purchaser." [Exhibit 19.5 to Registrant's Report on Form 10-Q dated September 30, 1987 (File No. 0-15816)].*

                  (10.26) Assignment of purchase and sale agreement, dated August 24, 1987 between Krupp Realty and Development, Inc., and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership. [Exhibit 19.6 to Registrant's Report on Form 10-Q dated September 30, 1987 (File No. 0-15816)].*

                  (10.27) Quit Claim Deed, dated September 3, 1987, between The First National Bank of Chicago, and Krupp Cash Plus-II Limited Partnership. [Exhibit 19.7 to Registrant's Report on Form 10-Q dated September 30, 1987 (File No. 0-15816)].*

                  (10.28) Property Management Agreement, dated September 3, 1987, between Krupp Cash Plus-II Limited Partnership, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 19.8 to Registrant's Report on Form 10-Q dated September 30, 1987 (File No. 0-15816)].*

 * Incorporated by reference.


(c)      Reports on Form 8-K

            During the last quarter of the year ended December 31, 1994 the Partnership did not file any reports on Form 8-K.

                          SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,
on the       day of March, 1995.

                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                           By: The Krupp Corporation, a General
                               Partner

                           By:
                               George Krupp, Co-Chairman (Principal
                               Executive Officer) and Director of
                               The Krupp Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf
of the registrant and in the capacities indicated, on the      day of
March, 1995.

Signatures        Title(s)


                           Co-Chairman (Principal Executive Officer) and Douglas KruppDirector of The Krupp Corporation (a General Partner of the Registrant)

                           Co-Chairman (Principal Executive Officer) and
George Krupp               Director of The Krupp Corporation (a General
                           Partner of the Registrant)

                           President of The Krupp Corporation (a
Laurence Gerber            General Partner of the Registrant)


                           Treasurer of The Krupp Corporation (a General
Marianne Pritchard         Partner of the Registrant)

                          APPENDIX A

            KRUPP CASH PLUS-II LIMITED PARTNERSHIP


               FINANCIAL STATEMENTS AND SCHEDULE
                      ITEM 8 of FORM 10-K

    ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
             For the Year Ended December 31, 1994

            KRUPP CASH PLUS-II LIMITED PARTNERSHIP

          INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                           F-3


Balance Sheets at December 31, 1994 and 1993                F-4


Statements of Operations for the Years Ended
December 31, 1994, 1993 and 1992                            F-5

Statements of Changes in Partners' Equity for the Years
Ended December 31, 1994, 1993 and 1992                      F-6


Statements of Cash Flows for the Years Ended
December 31, 1994, 1993 and 1992                            F-7


Notes to Financial Statements                        F-8 - F-13


Schedule III - Real Estate and Accumulated Depreciation         F-14 - F-15



All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

               REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Krupp Cash Plus-II Limited Partnership:

   We have audited the financial statements and financial statement schedule of Krupp Cash Plus-II Limited Partnership (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Cash Plus-II Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Boston, Massachusetts          COOPERS & LYBRAND L.L.P.
January 31, 1995

            KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                             BALANCE SHEETS
                       December 31, 1994 and 1993

                                 ASSETS
                                                      1994          1993
          Real estate assets:
          Multi-family apartment complex, less
             accumulated depreciation of
             $3,670,683 and $3,240,614,
             respectively                         $ 6,424,540   $ 6,718,936
          Retail centers, less accumulated
             depreciation of $10,931,523 and
             $9,437,948, respectively              38,858,760    39,719,536
          Investment in joint venture (Note D)     21,339,973    21,737,592
          Mortgage-backed securities ("MBS")
             (Note E)                               9,815,123    12,752,190

               Total real estate assets            76,438,396    80,928,254

          Cash and cash equivalents (Note C)        7,072,127     5,622,515
          Other assets                                766,734       697,856

               Total assets                       $84,277,257   $87,248,625


                       LIABILITIES AND PARTNERS' EQUITY

          Accounts payable                        $   221,510   $   162,516
          Accrued expenses and other liabilities
           (Note F)                                   593,123       586,197

               Total liabilities                      814,633       748,713

          Commitments and contingencies (Note D)

          Partners' equity (Note G)                83,462,624    86,499,912

               Total liabilities and partners'
                  equity                          $84,277,257   $87,248,625


                    The accompanying notes are an integral
                       part of the financial statements.

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1994, 1993 and 1992


                                           1994         1993       1992

          Revenue:
          Rental (Note I)               $6,246,489   $6,260,009 $6,070,941
          Partnership's share of joint
           venture net income
             (Note D)                      501,381      488,008    468,186
          Interest income - MBS (Note E)   967,172    1,377,733  1,953,230
          Interest income - other (Note C)   307,471    306,504    226,727

             Total revenue               8,022,513    8,432,254  8,719,084

          Expenses:
          Operating (including reimburse-
             mentsto affiliates of $226,419,
             $222,871 and $222,871,
             respectively) (Note H)      1,029,931    1,091,757  1,088,393
          Maintenance                      581,822      552,023    552,968
          General and administrative
             (including reimbursements to
             affiliates of $311,097, $342,936
             and $330,074, respectively)
             (Note H)                      442,987      490,632    505,437
          Real estate taxes (Note J)       630,923      893,168    928,615
          Management fees paid to an
             affiliate (Note H)            348,589      356,485    344,306
          Depreciation                   1,923,644    1,816,102  1,847,818

             Total expenses              4,957,896    5,200,167  5,267,537

          Net income (Note K)           $3,064,617   $3,232,087 $3,451,547

          Allocation of net income (Note G):

          Net income per
          Unit of Depositary Receipt    $      .40   $      .42 $      .45
          (7,499,818 Units outstanding)

          Corporate Limited Partner     $       40   $       42 $       45

          General Partners              $   61,292   $   64,642 $   69,031


                   The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              For the Years Ended December 31, 1994, 1993 and 1992



                                           Corporate           Total
                                           Limited General     Partners'
                             Unitholders   Partner Partners    Equity

Balance at
December 31, 1991            $99,724,915  $ 1,535  $(205,683)  $99,520,767

Net income                     3,382,471       45     69,031     3,451,547

Cash distributions            (6,003,028)     (80)  (116,273)   (6,119,381)

Balance at
December 31, 1992             97,104,358    1,500   (252,925)   96,852,933

Net income                     3,167,403       42     64,642     3,232,087

Cash distributions           (13,495,370)    (180)   (89,558)  (13,585,108)

Balance at
December 31, 1993             86,776,391    1,362   (277,841)   86,499,912

Net income                     3,003,285       40     61,292     3,064,617

Cash distributions            (6,012,096)     (80)   (89,729)   (6,101,905)

Balance at
December 31, 1994            $83,767,580   $1,322  $(306,278)  $83,462,624


                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1994, 1993 and 1992


                                        1994     1993           1992

Operating activities:
   Net income                      $3,064,617   $ 3,232,087 $ 3,451,547
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
        Depreciation                1,923,644     1,816,102   1,847,818
        Partnership's share of joint
          venture net income         (501,381)     (488,008)   (468,186)
        Distributions received from
          joint venture               899,000       400,000     525,000
        Amortization of MBS premium
          (discount), net                 147         4,456      (3,793)
        Decrease (increase)in other
          assets                      (68,878)      127,149      16,687
        Increase in accounts payable    58,994       28,404      61,583
        Increase (decrease) in accrued
          expenses and other
          liabilities                   6,926       (22,748)     23,685

          Net cash provided by
             operating activities   5,383,069     5,097,442   5,454,341

Investing activities:
   Additions to fixed assets         (821,536)     (402,834)   (262,768)
   Settlement of land easement         53,064          -           -
   Acquisition of MBS                    -             -     (3,687,374)
   Principal collections on MBS     2,936,920     6,181,330   6,190,152

          Net cash provided by
          investing activities      2,168,448     5,778,496   2,240,010

Financing activity:
   Distributions                   (6,101,905)  (13,585,108) (6,119,381)

Net increase (decrease) in
   cash and cash equivalents        1,449,612    (2,709,170)  1,574,970

Cash and cash equivalents,
   beginning of year                5,622,515     8,331,685   6,756,715

Cash and cash equivalents,
   end of year                     $7,072,127   $ 5,622,515 $ 8,331,685


                     The accompanying notes are an integral
                        part of the financial statements.

            KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS

A. Organization

   Krupp Cash Plus-II Limited Partnership (the "Partnership") was formed on December 18, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership has issued all of the General Partner Interests to The Krupp Corporation and The Krupp Company Limited Partnership-IV in exchange for capital contributions aggregating $3,000. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The Partnership will continue to exist until December 31, 2025, unless earlier terminated upon occurrence of certain events as set forth in the Partnership Agreement.

   The Partnership has issued 100 Limited Partner Interests to Krupp Depositary Corporation (the "Corporate Limited Partner") in exchange for a capital contribution of $2,000. The Corporate Limited Partner, in turn, has issued Depositary Receipts ("Units") to the investors and has assigned all of its rights and interest in the Limited Partner Interests (except for its $2,000 Limited Partner's interest) to the holders of Depositary Receipts. As of January 21, 1987, the Partnership completed its public offering having sold 7,499,818 Units for $149,845,812, net of $150,548 of purchase volume discounts.

B. Significant Accounting Policies

   The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note K).

     Cash Equivalents

     The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash equivalents are recorded at cost, which approximates current market values.

     Rental Revenues

     Residential and commercial leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Commercial leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears. Minimum rental revenue from long-term commercial leases is recognized on a straight-line basis over the life of the related lease.

     Leasing Commissions

     Leasing commissions on commercial properties are deferred and amortized over the life of the related lease.

     Depreciation

     Depreciation is provided for by the use of the straight-line method over the estimated useful lives of the related assets as follows:

          Buildings and improvements               2 to 25 years
          Appliances, carpeting and equipment      3 to 5 years

                           Continued

            KRUPP CASH PLUS-II LIMITED PARTNERSHIP

B. Significant Accounting Policies, Continued

     Investment in Joint Venture

     The Partnership has a 50% interest in Brookwood Village Joint Venture. This investment is accounted for using the equity method of accounting as the Partnership Agreement requires a simple majority vote for all major decisions regarding the Joint Venture. As such, the Partnership does not have control of the operations of the underlying assets. Under the equity method of accounting, the Partnership's equity investment in the net income of Brookwood Village Joint Venture is included currently in the Partnership's net income. Cash distributions received from the Brookwood Village Joint Venture reduce the Partnership's investment.

     MBS

     MBS are held for long-term investment and are carried at amortized cost. Premiums or discounts are amortized over the life of the underlying securities using the effective yield method. The market value of MBS is determined based on quoted market prices.

     Income Taxes

     The Partnership is not liable for federal or state income taxes as Partnership income is allocated to the partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and the examination results in a change in the Partnership's taxable income, such change will be reported to the partners.

     Reclassifications

     Certain prior year balances have been reclassified to conform with current year financial statement presentation.

C. Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1994 and 1993 consist of the following:

                                                 December 31,
                                              1994        1993

           Cash and money market accounts $  546,430  $1,645,366
           Commercial paper                6,525,697   3,977,149

                                          $7,072,127  $5,622,515

   At December 31, 1994, commercial paper represents corporate issues complying with Section 6.2(a) of the Partnership Agreement purchased through a corporate issuer maturing in the first quarter of 1995.


                           Continued

            KRUPP CASH PLUS-II LIMITED PARTNERSHIP

D. Investment in Joint Venture

   The Partnership and an affiliate of the Partnership each have a 50% interest in the Joint Venture. The express purpose of entering into the Joint Venture was to acquire and operate Brookwood Village Mall and Convenience Center ("Brookwood Village"). Brookwood Village is a shopping center containing 478,738 net leasable square feet located in Birmingham, Alabama.

   Under the purchase and sale agreement entered into by the Partnership, its affiliates and the previous owner, the previous owner retained an interest related to the future development at Brookwood Village. The seller is entitled to receive up to $5,000,000 of proceeds from the sale of Brookwood Village and potentially additional amounts related to expansion and development. The Joint Venture holds title to Brookwood Village free and clear from all other material liens or encumbrances.


     Condensed financial statements of the Joint Venture are as follows:

                     Brookwood Village Joint Venture
                        Condensed Balance Sheets
                       December 31, 1994 and 1993

                                 ASSETS
                                                     1994        1993

             Property, at cost                  $ 54,898,470 $ 53,961,916
             Accumulated depreciation            (12,854,388) (10,743,771)
                                                  42,044,082   43,218,145
             Other assets                          1,145,125      715,779

             Total assets                       $ 43,189,207 $ 43,933,924

                    LIABILITIES AND PARTNERS' EQUITY

          Total liabilities                     $    509,261 $    458,740

          Partners' equity:
          The Partnership                         21,339,973   21,737,592
             Joint venture partner                21,339,973   21,737,592

             Total partners' equity               42,679,946   43,475,184

             Total liabilities and partners'
                equity                          $ 43,189,207 $ 43,933,924



                           Continued

            KRUPP CASH PLUS-II LIMITED PARTNERSHIP

D. Investment in Joint Venture - Continued


                     Brookwood Village Joint Venture
                   Condensed Statements of Operations
          For the Years Ended December 31, 1994, 1993 and 1992

                                      1994          1993        1992

             Revenue               $ 6,129,027  $ 5,850,333  $ 5,448,479
             Property operating
               expenses             (3,015,648)  (2,997,030)  (2,851,669)
                  Income before
                    depreciation     3,113,379    2,853,303   2,596,810
             Depreciation           (2,110,617)  (1,877,287) (1,660,438)

                    Net income     $ 1,002,762  $   976,016 $   936,372

             Allocation of net income:

               The Partnership     $   501,381  $   488,008 $   468,186
               Joint venture partner    501,381     488,008     468,186

                                   $ 1,002,762  $   976,016 $   936,372

E. Mortgage Backed Securities

   At December 31, 1994, the Partnerships's MBS Portfolio had an approximate market value of $9,902,000 with unrealized gains of $217,000
   and unrealized losses of $130,000.   The portfolio consists of Federal
   Home Loan Mortgage Corporation holdings with coupon rates ranging from 8.0% to 10.0% per annum maturing in the years 2009 through 2017, Federal National Mortgage Association holdings with coupon rates ranging from 9.5% to 10.0% per annum maturing in the year 2016, and Government National Mortgage Association holdings with a coupon rate of 9.0% per annum maturing in the years 2008 and 2009. The Partnership has the intention and ability to hold the MBS until maturity.


F. Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities consist of the following at December 31, 1994 and 1993:

                                                  1994         1993

             Accrued real estate taxes          $276,181    $277,586
             Tenant security deposits            188,385     170,330
             Other accrued expenses               86,494     127,656
             Prepaid rent                         42,063      10,625
                                                $593,123    $586,197

                 KRUPP CASH PLUS-II LIMITED PARTNERSHIP

G. Partners' Equity

   Profits or losses from Partnership operations and Distributable Cash Flow are allocated 98% to the Unitholders and Corporate Limited Partner (the "Limited Partners") (based on Units held) and 2% to the General Partners. Profits arising from a capital transaction will be allocated in the same manner as related cash distributions which is described below. Losses from a capital transaction will be allocated 98% to the Limited Partners and 2% to the General Partners.

   Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, proceeds will be applied to the payment of all debts and liabilities of the Partnership then due and then fund any reserves for contingent liabilities. Remaining net cash proceeds will then be distributed first, to the Limited Partners until they have received a return of their total invested capital, second, to the General Partners until they have received a return of their total invested capital, third, to the Limited Partners until they have received any deficiency in the 12% cumulative return on invested capital through fiscal years prior to the date of the capital transaction, fourth, to the General Partners until they have received an amount necessary so that the amounts of net cash proceeds whenever allocated under number three and number four are in the ratio of 85 to 15, and fifth, 85% to the Limited Partners and 15% to the General Partners.

   As of December 31, 1994, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                Investor Original              Total
                                Limited  Limited    General    Partners'
                               Partners  Partner    Partners    Equity

Capital contributions     $149,845,812    $2,000  $     3,000  $149,850,812

Syndication costs          (17,865,372)     -            -      (17,865,372)

Cash distributions         (86,317,428)   (1,211)  (1,086,933)  (87,405,572)

Net income                  38,104,568       533      777,655    38,882,756

Total, December 31, 1994  $ 83,767,580    $1,322  $  (306,278)$ 83,462,624

H. Related Party Transactions

   Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements for the payment of property management fees to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at the rate of up to 6% of the gross receipts for commercial properties and up to 5% of the gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the properties including accounting, computer, insurance, travel, legal and payroll, as well as the preparation and mailing of reports and other communications to the Unitholders. Any such amounts relating to the foregoing are presented on the face of the statement of operations.


                           Continued

            KRUPP CASH PLUS-II LIMITED PARTNERSHIP

I. Future Base Rents Due Under Commercial Operating Leases

   Future base rents receivable under commercial operating leases for the years 1995 through 1999 are as follows:

                           1995         3,913,200
                           1996         2,722,900
                           1997         1,945,000
                           1998         1,692,700
                           1999         1,503,100

J. Real Estate Taxes

   During the second quarter of 1994, the Partnership successfully petitioned for the reassessment of prior years' real estate taxes on Coral Plaza. The Partnership received a tax refund for the 1987, 1988 and 1989 real estate tax years of approximately $235,000, which was reflected as a reduction in the 1994 real estate tax expense.

K. Federal Income Taxes

   For federal income tax purposes, the Partnership is depreciating its property using the accelerated cost recovery system ("ACRS") and the modified accelerated cost recovery system ("MACRS") depending on which is applicable.

   The reconciliation of the income reported in the accompanying statement of operations with the income reported in the Partnership's 1994 federal income tax return follows:

          Net income per statement of operations            $ 3,064,617

          Add: Difference in book to tax depreciation           241,855
               Difference in joint venture taxable income
                  due to book to tax depreciation               524,957
          Less:Rental adjustment required by Generally
                  Accepted Accounting Principles                (35,343)
               Rental adjustment required by Generally Accepted
                  Accounting Principles for joint venture      (142,376)

          Net income for federal income tax purposes        $ 3,653,710

        The allocation of the net income for federal income tax purposes for 1994 is as follows:

                               Passive      Portfolio Portfolio
                                Income       Income    Expense    Total

          Unitholders         $2,335,539   $1,258,720 $(13,672) $3,580,587

          Corporate Limited
           Partner                    31           17     -             48

          General Partners        47,665       25,688     (278)     73,075
                              $2,383,235   $1,284,425 $(13,950) $3,653,710

During the years ended December 31, 1994, 1993 and 1992 the average per Unit income to the Unitholders for federal income tax purposes was $.48, $47, and $.52, respectively.

                     KRUPP CASH PLUS-II LIMITED PARTNERSHIP

             SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1994

                                                        Costs Capitalized
                                                          Subsequent to
                            Initial Costs to Partnership   Acquisition
                                            Buildings      Buildings
                                              and             and
     Description             Land         Improvements     Improvements

Encino Oaks Shopping Center
Encino, California        $ 6,331,972      $ 2,110,657     $   614,839

Alderwood Towne Center
Lynnwood, Washington        4,011,588        8,462,256         263,864

Canyon Place Shopping Center
Portland, Oregon            4,175,701       15,684,340         677,124

Coral Plaza Shopping Center
Oak Lawn, Illinois          1,296,760        6,027,818         186,428

Cumberland Glen Apts
Smyrna, Georgia               680,781        8,996,474         417,968


  Total                   $16,496,802      $41,281,545     $ 2,160,223

                                  Gross Amounts Carried at End of Year
                                             Buildings
                                               and
                              Land         Improvements      Total (a)

Encino Oaks Shopping Center
Encino, California        $ 6,331,972      $ 2,725,496     $ 9,057,468

Alderwood Towne Center
Lynnwood, Washington        4,011,588        8,726,120      12,737,708

Canyon Place Shopping Center
Portland, Oregon            4,122,637(b)    16,361,464      20,484,101

Coral Plaza Shopping Center
Oak Lawn, Illinois          1,296,760        6,214,246       7,511,006

Cumberland Glen Apts
Smyrna, Georgia               680,781        9,414,442      10,095,223

  Total                   $16,443,738      $43,441,768     $59,885,506

(a) The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The Partnership holds title to its properties free and clear from all mortgage indebtedness or other material liens or encumbrances.

(b) Canyon Place received a cash settlement of $53,064, net of legal costs, for the granting of a railroad easement in 1994. For financial reporting purposes, the carrying value of land has been reduced accordingly.

                            Continued

             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                              December 31, 1994

                                                           Life on which
                                                           depreciation in
                                        Year               latest Statement
                        Accumulated  Construction   Date   of Operation is
                        Depreciation  Completed   Acquired    Computed

Encino Oaks Shopping Center
Encino, California      $   926,645     1974      07/31/86    2 to 25 Years

Alderwood Towne Center
Lynnwood, Washington      2,958,445     1985      09/03/86    2 to 25 Years

Canyon  Place Shopping Center
Portland, Oregon          5,195,465     1986      12/23/86    2 to 25 Years

Coral Plaza Shopping Center
Oak Lawn, Illinois        1,850,968     1985      06/02/87    2 to 25 Years

Cumberland Glen Apts
Smyrna, Georgia           3,670,683     1985      9/3/87      3 to 25 Years

  Total                 $14,602,206



Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1994:


                                    1994        1993         1992
    Real Estate

    Balance at beginning of year$59,117,034  $58,714,200  $58,451,432

    Improvements                    821,536      402,834      262,768

    Settlement of land easement     (53,064)        -            -

    Balance at end of year      $59,885,506  $59,117,034  $58,714,200


    Accumulated Depreciation

    Balance at beginning of year$12,678,562  $10,862,460  $ 9,014,642

    Depreciation expense          1,923,644    1,816,102    1,847,818

    Balance at end of year      $14,602,206  $12,678,562  $10,862,460

               KRUPP CASH PLUS-II LIMITED PARTNERSHIP

              NOTES TO FINANCIAL STATEMENTS, Continued


ERISA Valuation

For ERISA purposes, the General Partners currently report the value of each unit at $11.17 based upon the average price paid by the dividend reinvestment plan for such units during the four quarters of 1994.