Form 10-K/A
period 1994-12-31
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1995-04-21
CIK 785988

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                          FORM 10-K-A

                        AMENDMENT NO. 1

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


              Krupp Cash Plus - II
    (Exact name of registrant as specified in its charter)

      Massachusetts                      04-2915326
(State or other jurisdiction of        (IRS Employer
incorporation or organization)        Identification No.)

470 Atlantic Avenue, Boston, Massachusetts     02210
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code)(617) 423-233


This amendment is being filed to submit the Financial Data
Schedule.

                          SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21th day of April, 1995.

               KRUPP CASH PLUS-II
               By: The Krupp Corporation, a General
                   Partner



              By: /s/Marianne Pritchard
                  Treasurer and Chief Accounting Officer
                  The Krupp Corporation, a General Partner