Form 10-Q
period 1995-03-31
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1995-05-03
CIK 785988

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995

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

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                              BALANCE SHEETS


                                  ASSETS

                                                             March 31,     December 31,
                                                                1995           1994
Real estate assets:
   Multi-family apartment complex, less
           accumulated depreciation of $3,784,694
           and $3,670,683, respectively                     $ 6,355,376    $ 6,424,540
   Retail centers, less accumulated depreciation
           of $11,312,365 and $10,931,523, respectively      38,493,357     38,858,760
   Investment in joint venture (Note 2)                      21,279,753     21,339,973
   Mortgage-backed securities ("MBS") (Note 3)                9,562,617      9,815,123

           Total real estate assets                          75,691,103     76,438,396

Cash and cash equivalents                                     4,972,436      7,072,127
Other investments (Note 3)                                    2,386,995           -
Other assets                                                    550,838        766,734

           Total assets                                     $83,601,372    $84,277,257


                            LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                            $    67,364    $   221,510
Accrued expenses and other liabilities                          593,800        593,123

           Total liabilities                                    661,164        814,633

Commitments and contingencies (Note 2)

Partners' equity (Note 4)                                    82,940,208     83,462,624

           Total liabilities and partners' equity           $83,601,372    $84,277,257

                            Companying notes are an integral
                            part of the financial statements.

                        KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                               STATEMENTS OF OPERATIONS




                                                           For the Three Months
                                                               Ended March 31,
                                                            1995           1994

Revenue:
   Rental                                                $1,639,328     $1,615,548
   Partnership's share of joint venture
         net income (Note 2)                                189,780        177,297
   Interest income - MBS                                    215,214        268,598
   Interest income - other                                  107,045         49,277

         Total revenue                                    2,151,367      2,110,720

Expenses:
   Operating (including reimbursements to
         affiliates of $18,235 and $55,718,
         respectively)                                      206,290        247,408
   Maintenance                                               72,389        131,610
   General and administrative (including
         reimbursements to affiliates of
         $51,579 and $86,377, respectively)                  71,848        112,550
   Real estate taxes                                        218,799        241,836
   Management fees paid to an affiliate                      91,143         88,820
   Depreciation                                             494,853        458,896

         Total expenses                                   1,155,322      1,281,120

Net income                                               $  996,045     $  829,600

Allocation of net income (Note 4):

   Net income per Unit of Depositary Receipt
   (7,499,818 Units outstanding)                         $      .13     $      .11

   Corporate Limited Partner                             $       13     $       11

   General Partners                                      $   19,921     $   16,592


                        The accompanying notes are an integral
                           part of the financial statements.

                        KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS


                                                                For the Three Months
                                                                   Ended March 31,
                                                                   1995        1994
Operating activities:
   Net income                                                  $  996,045  $   829,600
   Adjustments to reconcile net income to net cash
       provided by operating activities:
            Depreciation                                          494,853      458,896
            Partnership's share of joint venture
               net income                                        (189,780)    (177,297)
            Distribution received from joint venture              250,000      164,000
            Amortization of MBS discount, net                      (1,420)      (1,572)
            Decrease (increase) in other assets                   215,896       (9,892)
            Decrease in accounts payable                         (154,146)     (86,102)
            Increase in accrued expenses
               and other liabilities                                  677       13,762

                 Net cash provided by operating
                    activities                                  1,612,125    1,191,395

Investing activities:
   Additions to fixed assets                                      (60,286)     (10,633)
   Principal collections on MBS                                   253,926    1,017,687
   Increase in other investments                               (2,386,995)        -

                 Net cash provided by (used in)
                    investing activities                       (2,193,355)   1,007,054
Financing activity:
   Distributions                                               (1,518,461)  (1,528,867)

Net decrease in cash and cash equivalents                      (2,099,691)     669,582

Cash and cash equivalents, beginning of period                  7,072,127    5,622,515

Cash and cash equivalents, end of period                       $4,972,436  $ 6,292,097


                          The accompanying notes are an integral
                             part of the financial statements.

                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                       NOTES TO FINANCIAL STATEMENTS


(1) Accounting Policies

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Cash Plus-II Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

   In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1995 and its results of operations and cash flows for the three months ended March 31, 1995 and 1994.

   The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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


                                 Continued
                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS - Continued


(2) Investment in Joint Venture - Continued

   Condensed financial statements of the Joint Venture are as follows:

                        Brookwood Village Joint Venture

                           Condensed Balance Sheets


                                    ASSETS
                                                  March 31,    December 31,
                                                    1995           1994
     Property, at cost                          $ 54,934,446   $ 54,898,470
     Accumulated depreciation                    (13,345,251)   (12,854,388)
                                                  41,589,195     42,044,082
     Other assets                                  1,526,473      1,145,125

        Total assets                            $ 43,115,668   $ 43,189,207

                       LIABILITIES AND PARTNERS' EQUITY

     Total liabilities                          $    556,162   $    509,261

     Partners' equity
        The Partnership                           21,279,753     21,339,973
        Joint venture partner                     21,279,753     21,339,973

        Total partners' equity                    42,559,506     42,679,946

     Total liabilities and partners' equity     $ 43,115,668   $ 43,189,207


                        Brookwood Village Joint Venture
                      Condensed Statements of Operations


                                                    For the Three Months
                                                      Ended March 31,
                                                    1995           1994

     Revenue                                    $  1,585,868   $  1,522,985
     Property operating expenses                    (715,444)      (707,720)

        Income before depreciation                   870,424        815,265

     Depreciation                                   (490,864)      (460,671)

        Net income                              $    379,560   $    354,594

                                   Continued

                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP

(3)  MBS and Other Investments

     At March 31, 1995, the Partnership's MBS Portfolio had an approximate market value of $9,888,000 with unrealized gains of $394,000 and
     unrealized losses of $69,000.   The Partnership does not expect to
     realize these gains or losses as it has the intention and ability to hold the MBS until maturity.

     At March 31, 1995, the Partnership held investments in commercial paper and a bankers' acceptance, all maturing within one year. The cost approximates the market value.

(4)  Changes in Partners' Equity

     A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1995 is as follows:

                                     Corporate                   Total
                                     Limited         General     Partners'
                 Unitholders         Partner         Partners    Equity

           Balance at
           December 31, 1994         $83,767,580    $   1,322  $(306,278)   $83,462,624

           Net income                    976,111           13     19,921        996,045

           Distributions              (1,499,944)         (20)   (18,497)    (1,518,461)

           Balance at
           March 31, 1995            $83,243,747    $   1,315  $(304,854)   $82,940,208

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

   Management has found it necessary in recent years to pay a large share of tenant buildouts to attract quality tenants to our retail centers. This policy has proven to be successful in attracting tenants and maintaining high occupancy at properties where it has been undertaken and is expected to continue through 1995. In order to remain competitive in their respective markets, the Partnership's properties are anticipated to spend $761,000 for fixed assets in 1995 most of which are tenant buildouts at retail centers. The Joint Venture is expected to spend $599,000 for capital renovations.

   Principal collections on MBS have slowed significantly in the first quarter of 1995 because rising mortgage interest rates have decreased the refinancing activity which led to prepayments of the mortgages underlying the MBS previously. Management will continue to monitor liquidity levels to assure that working capital levels are being maintained.

                                 Continued

                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP



Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the three months ended March 31, 1995 and the period from inception to March 31, 1995.
                                        (In $1,000 except per Unit amounts)

                                         For the three months Inception to
                                                           Ended
                                                 March 31,       March 31,
                                                   1995             1995
Distributable Cash Flow:

Net income for tax purposes                         $1,148        $41,860

Items providing/not requiring or (not
   providing) the use of operating funds:

   Tax basis depreciation and amortization             421         13,525
   Acquisition expenses paid from offering
      proceeds charged to operations                   -              248
   Partnership's share of joint venture
      taxable net income                              (290)        (5,134)
   Distributions from joint venture                    250          7,357
   Additions to fixed assets                           (60)        (2,173)
   Amounts released from reserves
      for capital improvements                         -            1,020

   Total Distributable Cash Flow ("DCF")            $1,469        $56,703

   Limited Partners' Share of DCF                   $1,440        $55,569

   Limited Partners' Share of DCF per Unit          $  .19        $  7.41

   General Partners' Share of DCF                   $   29        $ 1,134

Net Proceeds from Capital Transactions:
   Principal collections on MBS                     $  253        $35,572
   Reinvestment of MBS principal collections           -           (3,687)

   Total Net Proceeds from Capital
      Transactions                                  $  253        $31,885

Distributions:

   Limited Partners                                 $1,500(a)     $89,318(b)
   Limited Partners' Average per Unit               $  .20(a)     $11.91(b)(c)
   General Partners                                 $   29(a)     $ 1,134(b)

   Total Distributions                              $1,529(a)     $90,452(b)


(a)    Represents an estimate of the distribution to be paid in May, 1995.
(b)    Includes estimate of the distribution to be paid in May, 1995.
(c) Limited Partners average per Unit return of capital as of May, 1995 is $4.50 [$11.91 - $7.41].

                                 Continued

                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP



Operations

   Partnership
   Rental revenues have increased slightly for the three months ended March 31, 1995 as compared to the same period in 1994 due mainly to the fluctuations in occupancy rates at both Canyon Place and Coral Plaza between the two periods. Canyon Place experienced an 8% increase in occupancy over 1994 due to the expansion of larger tenants. Coral Plaza's occupancy decreased 4% for the three months ended March 31, 1995 as compared to the same period in 1994 due to the move out of Jazzercise in 1994.

   MBS interest income decreased in the first quarter of 1995 as compared to the same period in 1994 due to the large prepayments of principal which occurred during the first half of 1994. Interest income on short-term investments increased during these same periods due to higher average cash balances.

   Total expenses for the Partnership decreased $126,000 for the three months ended March 31, 1995 as compared to the same period in 1994. The decrease in operating expenses was due to management's efforts to reduce reimbursable operating and general and administrative expenses. Certain of these costs savings are anticipated to continue throughout 1995. Maintenance expenses have decreased as a result of increased preventive maintenance at Encino Oaks in 1994.

   Joint Venture

   Brookwood's revenues and expenses have remained relatively stable for the three months ended March 31, 1995 as compared to the same period in 1994.

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


                 Krupp Cash Plus-II Limited Partnership
                             (Registrant)




           BY:  /s/Marianne Pritchard
                 Marianne Pritchard
                 Treasurer and Chief Accounting Officer,
                 The Krupp Corporation, a General Partner





DATE:  May 2, 1995