Form 10-Q
period 1995-06-30
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1995-08-08
CIK 785988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1995

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

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                BALANCE SHEETS


                                    ASSETS

                                                     June 30,     December 31,
                                                       1995           1994
Real estate assets:
   Multi-family apartment complex, less
      accumulated depreciation of $3,900,732
      and $3,670,683, respectively                 $ 6,287,711    $ 6,424,540
   Retail centers, less accumulated depreciation
      of $11,692,396 and $10,931,523, respectively  38,111,941     38,858,760
   Investment in joint venture (Note 2)             20,937,256     21,339,973
   Mortgage-backed securities ("MBS") (Note 3)       9,202,834      9,815,123

      Total real estate assets                      74,539,742     76,438,396

Cash and cash equivalents                            4,740,041      7,072,127
Other investments (Note 3)                           3,222,357           -
Other assets                                           413,295        766,734

      Total assets                                 $82,915,435    $84,277,257


                       LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                   $    34,802    $   221,510
Accrued expenses and other liabilities                 634,759        593,123

      Total liabilities                                669,561        814,633

Commitments and contingencies (Note 2)

Partners' equity (Note 4)                           82,245,874     83,462,624

      Total liabilities and partners' equity       $82,915,435    $84,277,257

                    The accompanying notes are an integral
                       part of the financial statements.

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS


                                           For the Three Months Ended   For the Six Months Ended
                                                   June 30,                     June 30,
                                              1995            1994         1995          1994

Revenue:
    Rental                                 $1,606,838      $1,481,044   $3,246,166    $3,096,592
    Partnership's share of joint venture
      net income (Note 2)                     115,003         103,397      304,783       280,694
    Interest income - MBS                     207,446         245,152      422,660       513,750
    Interest income - other                   116,010          65,428      223,055       114,705

       Total revenue                        2,045,297       1,895,021    4,196,664     4,005,741

Expenses:
    Operating (including reimbursements
     to affiliates of $31,240, $55,718,
     $49,475, and $111,435, respectively)     198,808         261,725      405,098       509,133
    Maintenance                               124,493         124,796      196,882       256,406
    General and administrative (including
     reimbursements to affiliates of
     $51,579, $90,097, $103,158 and
     $176,837, respectively)                   88,998         130,581      160,846       243,131
    Real estate taxes                         209,635         (39,908)     428,434       201,928
    Management fees paid to an
       affiliate                               92,281          87,679      183,424       176,499
    Depreciation                              496,069         468,549      990,922       927,445

       Total expenses                       1,210,284       1,033,422    2,365,606     2,314,542

Net income                                 $  835,013      $  861,599   $1,831,058    $1,691,199

Allocation of net income (Note 4):

    Net income per Unit of Depositary
     Receipt (7,499,818 Units
     Outstanding)                          $      .11      $      .11   $      .24    $      .22

    Corporate Limited Partner              $       11      $       11   $       24    $       22

    General Partners                       $   16,700      $   17,232   $   36,621    $   33,824

                    The accompanying notes are an integral
                       part of the financial statements.

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS





                                                      For the Six Months
                                                          Ended June 30,
                                                       1995           1994

Operating activities:
   Net income                                      $ 1,831,058    $ 1,691,199
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                  990,922        927,445
         Partnership's share of joint venture
            net income                                (304,783)      (280,694)
         Distributions received from joint
            venture                                    707,500        399,000
         Amortization of MBS (discount)/
            premium, net                                (1,539)          (545)
         Decrease in other assets                      353,439        221,008
         Decrease in accounts payable                 (186,708)      (127,875)
         Increase in accrued expenses and other
            liabilities                                 41,636         84,289

            Net cash provided by operating
               activities                            3,431,525      2,913,827

Investing activities:
   Additions to fixed assets                          (107,274)      (106,653)
   Principal collections on MBS                        613,828      1,965,863
   Increase in other investments                    (3,222,357)          -

            Net cash provided by (used in)
               investing activities                 (2,715,803)     1,859,210

Financing activity:
   Distributions                                    (3,047,808)    (3,053,983)

Net increase (decrease) in cash and cash
   equivalents                                      (2,332,086)     1,719,054

Cash and cash equivalents, beginning of
    period                                           7,072,127      5,622,515

Cash and cash equivalents, end of period           $ 4,740,041    $ 7,341,569

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1995 and its results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.


      The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)   Investment in Joint Venture
      The Partnership and an affiliate of the Partnership each have a 50% interest in the Joint Venture. The express purpose of entering into the Joint Venture was to acquire and operate Brookwood Village Mall and Convenience Center ("Brookwood Village"). Brookwood Village is a shopping center containing 474,138 net leasable square feet located in Birmingham, Alabama.

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

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

(2)   Investment in Joint Venture - Continued

      Condensed financial statements of the Joint Venture are as follows:

                                 Brookwood Village Joint Venture
                                    Condensed Balance Sheets


                                             ASSETS

                                                          June 30,      December 31,
                                                             1995           1994
            Property, at cost                            $ 54,947,615   $ 54,898,470
            Accumulated depreciation                      (13,854,740)   (12,854,388)
                                                           41,092,875     42,044,082
            Other assets                                    1,480,422      1,145,125

               Total assets                              $ 42,573,297   $ 43,189,207

                                LIABILITIES AND PARTNERS' EQUITY


            Total liabilities                            $    698,785   $    509,261

            Partners' equity
               The Partnership                             20,937,256     21,339,973
               Joint venture partner                       20,937,256     21,339,973

               Total partners' equity                      41,874,512     42,679,946

            Total liabilities and partners' equity       $ 42,573,297   $ 43,189,207

                                 Brookwood Village Joint Venture
                               Condensed Statements of Operations


                                For the Three Months      For the Six Months
                                   Ended June 30,            Ended June 30,
                                  1995        1994         1995          1994

   Revenues                    $1,470,629  $1,405,901  $ 3,056,497   $ 2,928,886
   Property operating
      expenses                   (731,135)   (734,820)  (1,446,579)   (1,442,540)

         Income before
             depreciation         739,494     671,081    1,609,918     1,486,346

   Depreciation                  (509,488)   (464,287)  (1,000,352)     (924,958)

      Net income               $  230,006  $  206,794  $   609,566   $   561,388

                                      Continued

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS - Continued



(3)   MBS and Other Investments

      At June 30, 1995, the Partnership's MBS Portfolio had an approximate market value of $9,685,000 with unrealized gains of $491,000 and unrealized losses of $9,000. The Partnership does not expect to realize these gains or losses as it has the intention and ability to hold the MBS until maturity.

      At June 30, 1995, the Partnership held investments in commercial paper and a banker's acceptance maturing within one year. The cost approximates the market value.


(4)   Changes in Partners' Equity (Deficit)

      A summary of changes in partners' equity (deficit) for the six months ended June 30, 1995 is as follows:

                                           Corporate                 Total
                                           Limited     General      Partners'
                            Unitholders    Partner     Partners      Equity
      Balance at
      December 31, 1994     $83,767,580    $1,322     $(306,278)   $83,462,624

      Net income              1,794,413        24        36,621      1,831,058

      Distributions          (2,999,888)      (40)      (47,880)    (3,047,808)

      Balance at
      June 30, 1995         $82,562,105    $1,306     $(317,537)   $82,245,874

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

   Management has found it necessary in recent years to pay a large share of tenant buildouts to attract quality tenants to our retail centers. This policy has proven to be successful in attracting tenants and maintaining high occupancy at properties where it has been undertaken and is expected to continue through 1995. In order to remain competitive in their respective markets, the Partnership's properties are anticipated to spend $834,000 for fixed assets in 1995 most of which are tenant buildouts at retail centers.
The Joint Venture is expected to spend $628,000 for capital improvements.

   Principal collections on MBS have slowed significantly in the first half of 1995 because of increased refinancing activity in 1994 which led to prepayments of the mortgages underlying the MBS. Management will continue to monitor liquidity levels to assure that working capital levels are being maintained.

          Continued

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP


Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

  Shown below is the calculation of Distributable Cash Flow and Net Cash
Proceeds from Capital Transactions as defined by Section 17 of the Partnership
Agreement for the six months ended June 30, 1995 and the period from inception to June 30, 1995.

                                          (In $1,000 except per Unit amounts)
                                          For the six months   Inception to
                                          Ended June 30,         June 30,
                                                1995               1995

Distributable Cash Flow:

Net income for tax purposes                     $2,155            $42,867

Items providing/not requiring or (not
   providing) the use of operating funds:

   Tax basis depreciation and amortization         841             13,945
   Acquisition expenses paid from offering
      proceeds charged to operations               -                  248
   Partnership's share of joint venture
      taxable net income                          (519)            (5,363)
   Distributions from joint venture                708              7,815
   Additions to fixed assets                      (107)            (2,220)
   Amounts released from reserves
      for capital improvements                     -                1,020

   Total Distributable Cash Flow ("DCF")        $3,078            $58,312

   Limited Partners' Share of DCF               $3,016            $57,145

   Limited Partners' Share of DCF per Unit      $  .40            $  7.62

   General Partners' Share of DCF               $   62            $ 1,167

Net Proceeds from Capital Transactions:
   Principal collections on MBS                 $  612            $35,931
   Reinvestment of MBS principal collections       -               (3,687)

   Total Net Proceeds from Capital
      Transactions                              $  612            $32,244

Distributions:

   Limited Partners                             $3,000(a)         $90,818(b)
   Limited Partners' Average per Unit           $  .40(a)         $12.11(b)(c)
   General Partners                             $   62(a)         $ 1,167(b)

   Total Distributions                          $3,062(a)         $91,985(b)

(a) Represents distributions paid in 1995, except the February, 1995 distribution, which relates to 1994 cash flows and includes an estimate of the distribution to be paid in August, 1995.
(b)   Includes estimate of the distribution to be paid in August, 1995
(c) Limited Partners average per Unit return of capital as of August, 1995 is $4.49 [$12.11 - $7.62].

                                   Continued

                     KRUPP CASH PLUS-II LIMITED PARTNERSHIP


Operations

   Partnership

   Rental revenues for the three and six months ended June 30, 1995 as compared to the same periods in 1994, have increased due mainly to increases in occupancy at Canyon Place and to increases in rental rates at Cumberland Glen. Canyon Place experienced a 9% increase for the three months and an 8% increase for the six months ended June 30, 1995 as compared to the same periods in 1994. The increase in occupancy at Canyon is due to the expansion of tenants and to the opening of the 4,391 square foot Payless Shoes late in 1994. The increase in rental rates at Cumberland Glen is due mainly to the strong economic environment in the Atlanta, Georgia area.

   MBS interest income decreased in the first half of 1995 as compared to the same period in 1994 due to the large prepayments of principal which occurred during the first half of 1994. Interest income on short-term investments increased during these same periods due to higher average cash balances and higher interest rates.

   Total expenses of the Partnership for the three and six months ended June 30, 1995 as compared to the same periods in 1994 have increased $177,000 and $51,000 respectively due primarily to real estate taxes. The increase in real estate taxes is due primarily to a refund of approximately $270,000 recorded in the second quarter of 1994 for prior years' real estate taxes at Coral Plaza. The decrease in operating expenses is due to management's efforts to reduce reimbursable operating and general and administrative expenses. Certain of these costs savings are anticipated to continue
   throughout 1995.   Maintenance expenses have decreased in 1995 as a result
   of increased preventive maintenance at Encino Oaks in the first quarter of 1994.

   Joint Venture
   Brookwood's revenues for the three and six months ended June 30, 1995 as compared to the same periods in 1994 have increased due to an increase in reimbursable tenant billings. Total operating expenses have remained relatively stable in comparing the first and second quarters of 1994 and 1995.

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









DATE:  August 4, 1995