Form 10-Q
period 1995-09-30
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1995-11-13
CIK 785988

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF
1934

For the quarterly period ended    September 30, 1995

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

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                BALANCE SHEETS


                                    ASSETS

                                                   September 30,  December 31,
                                                       1995           1994
Real estate assets:
   Multi-family apartment complex, less
      accumulated depreciation of $4,017,837
      and $3,670,683, respectively                 $ 6,212,423    $ 6,424,540
   Retail centers, less accumulated depreciation
      of $12,082,691 and $10,931,523, respectively  37,779,118     38,858,760
   Investment in Joint Venture (Note 2)             20,737,997     21,339,973
   Mortgage-backed securities ("MBS") (Note 3)       8,908,526      9,815,123

         Total real estate assets                   73,638,064     76,438,396

Cash and cash equivalents                            8,333,296      7,072,127
Other assets                                           444,503        766,734

         Total assets                              $82,415,863    $84,277,257


                       LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                   $     9,717    $   221,510
Accrued expenses and other liabilities                 842,373        593,123

         Total liabilities                             852,090        814,633

Partners' equity (Note 4):

   Unitholders
      (7,499,718 Units outstanding)                 81,895,180     83,767,580
   Corporate Limited Partner
      (100 Units outstanding)                            1,297          1,322
   General Partners                                   (332,704)      (306,278)

         Total Partners' equity                     81,563,773     83,462,624

   Total liabilities and Partners' equity          $82,415,863    $84,277,257



                    The accompanying notes are an integral
                       part of the financial statements.

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS

                                   For the Three Months Ended    For the Nine Months Ended
                                          September 30,                 September 30,
                                       1995          1994           1995           1994
Revenue:
   Rental                           $1,672,313    $1,541,131     $4,918,479     $4,637,723
   Partnership's share of Joint
      Venture net income (Note 2)      138,241       133,861        443,024        414,555
   Interest income - MBS               200,843       232,702        623,503        746,452
   Interest income - other             122,907        82,575        345,962        197,280

         Total revenue               2,134,304     1,990,269      6,330,968      5,996,010

Expenses:
   Operating (Note 5)                  235,091       289,102        640,189        798,235
   Maintenance                         140,098       174,800        336,980        431,206
   General and administrative
       (Note 5)                         87,646       108,050        248,492        351,181
   Real estate taxes                   218,509       222,461        646,943        424,389
   Management fees (Note 5)             95,529        85,557        278,953        262,056
   Depreciation                        507,400       490,653      1,498,322      1,418,098

         Total expenses              1,284,273     1,370,623      3,649,879      3,685,165

Net income                          $  850,031    $  619,646     $2,681,089     $2,310,845

Allocation of net income (Note 4):

   Unitholders (7,499,718
      Units outstanding)            $  833,019    $  607,245     $2,627,432     $2,264,598

   Net income per Unit of
      Depositary Receipt            $      .11    $      .08     $      .35     $      .30

   Corporate Limited Partner
      (100 Units outstanding)       $       11    $        8     $       35     $       30

   General Partners                 $   17,001    $   12,393     $   53,622     $   46,217


                      The accompanying notes are an integral
                         part of the financial statements.

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                                   For the Nine Months Ended
                                                         September 30,
                                                       1995         1994
Operating activities:
   Net income                                      $ 2,681,089  $ 2,310,845
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                1,498,322    1,418,098
         Partnership's share of Joint Venture
            net income                                (443,024)    (414,555)
         Distributions received from Joint Venture   1,045,000      674,000
         Amortization of MBS discount, net              (2,003)      (1,704)
         Decrease in other assets                      322,231      235,687
         Decrease in accounts payable                 (211,793)    (128,715)
         Increase in accrued expenses and other
            liabilities                                249,250      183,584

               Net cash provided by operating
                  activities                         5,139,072    4,277,240

Investing activities:
   Additions to fixed assets                          (206,563)    (292,658)
   Principal collections on MBS                        908,600    2,385,207
   Purchase of short-term investments               (3,222,357)        -
   Maturity of short-term investments                3,222,357         -

               Net cash provided by
                  investing activities                 702,037    2,092,549

Financing activity:
   Distributions                                    (4,579,940)  (4,580,962)

Net increase in cash and cash equivalents            1,261,169    1,788,827

Cash and cash equivalents, beginning of period       7,072,127    5,622,515

Cash and cash equivalents, end of period           $ 8,333,296  $ 7,411,342

                   The accompanying notes are an integral
                      part of the financial statements.

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS



(1)  Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Cash Plus-II Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a permanent impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income.
     At this time, the General Partners do not believe that any assets of the Partnership are impaired. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

     The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


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



                                  Continued

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

(2)  Investment in Joint Venture, Continued

     Condensed financial statements of the Joint Venture are as follows:

Brookwood Village Joint Venture
Condensed Balance Sheets


ASSETS

                                                September 30,  December 31,
                                                    1995           1994
     Property, at cost                          $ 54,944,813   $ 54,898,470
     Accumulated depreciation                    (14,446,117)   (12,854,388)
                                                  40,498,696     42,044,082
     Other assets                                  1,348,860      1,145,125

        Total assets                            $ 41,847,556   $ 43,189,207


                      LIABILITIES AND PARTNERS' EQUITY

     Total liabilities                          $    371,562   $    509,261

     Partners' equity
        The Partnership                           20,737,997     21,339,973
        Joint Venture Partner                     20,737,997     21,339,973

        Total Partners' equity                    41,475,994     42,679,946

     Total liabilities and Partners' equity     $ 41,847,556   $ 43,189,207

                       Brookwood Village Joint Venture
                     Condensed Statements of Operations


                                  For the Three Months      For the Nine Months
                                  Ended September 30,       Ended September 30,
                                   1995         1994         1995         1994

  Revenue                       $1,555,064   $1,537,758  $ 4,611,561  $ 4,466,644
  Property operating expenses     (687,205)    (771,426)  (2,133,784)  (2,213,966)
  Depreciation                    (591,377)    (498,611)  (1,591,729)  (1,423,569)

     Net income                 $  276,482   $  267,721  $   886,048  $   829,109



                                      Continued

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

(3)  MBS and Other Investments

     At September 30, 1995, the Partnership's MBS Portfolio had an approximate market value of $9,418,000 with unrealized gains of $513,000 and unrealized losses of $3,000.

(4)  Changes in Partners' Equity

     A summary of changes in partners' equity (deficit) for the nine months ended September 30, 1995 is as follows:

                                        Corporate                 Total
                                         Limited    General      Partners'
                          Unitholders    Partner    Partners      Equity

     Balance at
     December 31, 1994    $83,767,580      $ 1,322  $(306,278)  $83,462,624

     Net income             2,627,432           35     53,622     2,681,089

     Distributions         (4,499,832)         (60)   (80,048)   (4,579,940)

     Balance at
     September 30, 1995   $81,895,180      $ 1,297  $(332,704)  $81,563,773

(5)  Related Party Transactions

     Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at the rate of up to 6% of the gross receipts, net of leasing commissions from commercial properties under management and up to 5% of the gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Unitholders.

     Amounts accrued or paid to the General Partners and/or their affiliates were as follows:


                              For the Three Months    For the Nine Months
                               Ended September 30,     Ended September 30,
                                1995        1994        1995        1994

      Management fees         $ 95,529    $ 85,557    $278,953    $262,056

      Expense reimbursements    87,728     143,069     240,361     431,341

       Charged to operations  $183,257    $228,626    $519,314    $693,397

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership's liquidity is derived from the operations of the Partnership's properties (Encino Oaks, Alderwood Towne, Canyon Place, Coral Plaza and Cumberland Glen), distributions from the Partnership's interest in Brookwood Village Joint Venture, earnings and collections on MBS, and interest earned on its short-term investments. The Partnership's investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a permanent impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are impaired. The Partnership's liquidity is utilized to pay operating costs and to fund distributions to the partners.

   Management has found it necessary in recent years to pay a large share of tenant buildouts to attract quality tenants to our retail centers. This policy has proven to be successful in attracting tenants and maintaining high occupancies at properties where it has been undertaken and is expected to continue through 1995. In order to remain competitive in their respective markets, the Partnership's properties are anticipated to spend approximately $690,000 for fixed assets in 1995, most of which are tenant buildouts at retail centers. The Joint Venture is expected to spend approximately $629,000 for capital improvements.

   The Partnership holds MBS that are guaranteed by Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Mortgage Corporation ("FHLMC"). The principal risks in respect to MBS are the credit worthiness of GNMA, FNMA, or FHLMC, and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General Partners believe the interest rate risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity. Principal collections on MBS have decreased significantly in the first nine months of 1995 because rising interest rates slowed the pace of refinancings that were experienced in 1994.

   The Partnership currently enjoys significant liquidity. The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessments.


                                  Continued

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement for the nine months ended September 30, 1995 and the period from inception to September 30, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                          (In $1,000 except per Unit amounts)
                                           For the Nine Months   Inception to
                                           Ended September 30,   September 30,
                                                  1995               1995
Distributable Cash Flow:

Net income for tax purposes                     $3,244            $43,956

Items providing/not requiring or (not
   providing) the use of operating funds:

   Tax basis depreciation and amortization       1,261             14,365
   Acquisition expenses paid from offering
      proceeds charged to operations               -                  248
   Partnership's share of Joint Venture
      taxable net income                          (817)            (5,661)
   Distributions from Joint Venture              1,045              8,152
   Additions to fixed assets                      (207)            (2,320)
   Amounts released from reserves
      for capital improvements                     -                1,020

   Total Distributable Cash Flow ("DCF")        $4,526            $59,760

   Limited Partners' Share of DCF               $4,435            $58,564

   Limited Partners' Share of DCF per Unit      $  .59            $  7.81

   General Partners' Share of DCF               $   91            $ 1,196

Net Proceeds from Capital Transactions:
   Principal collections on MBS                 $  907            $36,226
   Reinvestment of MBS principal collections       -               (3,687)

   Total Net Proceeds from Capital
      Transactions                              $  907            $32,539

Distributions:

   Limited Partners                             $4,500(a)         $ 92,318(b)
   Limited Partners' Average per Unit           $  .60(a)         $  12.31(b)
   General Partners                             $   91(a)         $  1,196(b)

   Total Distributions                          $4,591(a)         $ 93,514(b)

                                  Continued

KRUPP CASH PLUS-II LIMITED PARTNERSHIP



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


(a) Represents distributions paid in 1995, except the February, 1995 distribution, which relates to 1994 cash flows and includes an estimate of the distribution to be paid in November, 1995.
(b)   Includes an estimate of the distribution to be paid in November, 1995.
(c) Limited Partners average per Unit return of capital as of November, 1995 is $4.50 [$12.31 - $7.81].

Operations

   Partnership

   Rental revenues for the three and nine months ended September 30, 1995 as compared to the same periods in 1994, have increased due mainly to increases in occupancy at Canyon Place and to a rise in rental rates at Cumberland Glen. Canyon Place experienced a 7% increase for the three months and an 8% increase for the nine months ended September 30, 1995 as compared to the same periods in 1994. The increase in occupancy at Canyon is due to the expansion of several tenants and to the opening of the 4,391 square foot Payless Shoes in the fourth quarter of 1994. The increase in rental rates at Cumberland Glen is due mainly to the strong economic environment in the Atlanta, Georgia area.

   MBS interest income decreased for the three and nine months ended September 30, 1995 as compared to the same period in 1994. Interest rates declined going into 1994 resulting in large prepayments of mortgages underlying the MBS throughout 1994 and the first half of 1995. However, during 1995, interest rates began to rise and inversely, prepayments of principal decreased. Currently, these prepayments have stabilized and the interest income on MBS has decreased compared to 1994. Interest income on other investments increased during these same periods due to higher average cash balances and higher interest rates.

   With the exception of real estate taxes, total expenses of the Partnership for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 have decreased $82,000 and $258,000, respectively. The decrease in operating expenses is due to management's efforts to reduce reimbursable operating expenses and general and administrative expenses. Certain of these costs savings are anticipated to continue for the remainder of 1995. Maintenance expense decreased for the three months ended September 30, 1995 as compared to the same period in 1994 due to improvements made to Cumberland Glen's parking lot in the third quarter of 1994. The decrease in maintenance expense for the first nine months of 1995 as compared to the same period in 1994 is due to preventive maintenance at Encino Oaks, roof repairs at Canyon Place, and improvements to the parking lot and building interiors at Cumberland Glen, all performed in 1994. The increase in real estate taxes is due primarily to a refund of approximately $270,000 recorded in the second quarter of 1994 for the prior years' real estate taxes at Coral Plaza.

                                  Continued

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Operations - Continued

   Joint Venture

   Brookwood's revenues for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 have increased due to an increase in reimbursable tenant billings.

   Total operating expenses for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 have decreased as a result of an abatement of 1994 real estate taxes in the third quarter of 1995. This reduction is due to the revaluation of the Joint Venture by the local taxing authority.

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


                                      Krupp Cash Plus-II Limited Partnership
                                                  (Registrant)





                                      BY:  /s/Marianne Pritchard
                                           Marianne Pritchard
                                           Treasurer and Chief Accounting
                                           Officer of The Krupp Corporation,
                                           a General Partner









DATE: November 8, 1995