Form 10-K
period 1995-12-31
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1996-03-28
CIK 785988

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year end       December 31, 1995

                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from                  to

               Commission file number           0-15816
                      Krupp Cash Plus-II Limited Partnership
              (Exact name of registrant as specified in its charter)

               Massachusetts                             04 - 2915326
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                        Identification  No.)

   470 Atlantic Avenue, Boston, Massachusetts                          02210
   (Address of principal executive offices)                       (Zip Code)

   (Registrant's telephone number, including area code)       (617) 423- 2233

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

   Documents incorporated by reference: Part IV, Item 14.

   The exhibit index is located on pages 11-15.

                                      PART I


   ITEM 1.  BUSINESS

     Krupp Cash Plus-II Limited Partnership (the "Partnership") was formed on December 18, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Krupp Corporation and The Krupp Company Limited Partnership-IV are the General Partners of the Partnership. Krupp Depositary Corporation is the Corporate Limited Partner. For details, see Note A to Financial Statements included in Item 8 (Appendix A) of this report.

     On March 28, 1986 the Partnership commenced the marketing and sale of 7,500,000 units of Depositary Receipts ("Units") for a maximum offering of $150,000,000. The Partnership raised $149,845,812 from its public offering. The Partnership invested the net proceeds from the offering in a portfolio of unleveraged real estate (see Item 2 - Properties) and mortgage backed securities ("MBS") issued by the Government National
   Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC") (see Note E to Financial Statements, included in Item 8 (Appendix A) to this report). The holding period for the portfolio of unleveraged real estate was anticipated to be 5 to 10 years from the date of acquisition. However, the holding period was to be aligned with the delivery of the Partnership's objectives, as defined in the Partnership's Prospectus with the clear understanding that the Partnership must be dissolved by December 31, 2025. Unfortunately, due to the economic downturn in the retail segment, the objectives of the Partnership have not been achieved. The General Partners expect to sell each property when they believe they can best maximize the return to their investors. The Partnership considers itself to be engaged only in the industry segment of investment in real estate and related assets.

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

     The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, the financial failure of a tenant or the inability of retail tenants to achieve gross sales at a level sufficient to provide for additional rental income based on a percentage of sales, (iii) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment or adverse changes in real estate zoning laws, and the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (iv) other circumstances over which the Partnership may have little or no control.

     As of December 31, 1995, there were 6 full and part-time on-site personnel employed by the Partnership.

   ITEM 2.  PROPERTIES

     As of December 31, 1995, the Partnership has unleveraged investments in four retail centers having an aggregate of 364,894 square feet of leasable space and one apartment complex having 222 units, all of which are wholly-owned by the Partnership. In addition, the Partnership has an unleveraged joint venture investment (the "Joint Venture") in a shopping center with 474,138 square feet of leasable space. Additional detailed information with respect to individual properties is contained in Note D to Financial Statements, Schedule III and the Financial Statements for Brookwood Village Joint Venture included in Item 8 (Appendix A) to this report.

     A summary of the Partnership's real estate investments is presented below.

                                                                          Average Occupancy
                                                  Current Leasable           Year Ended
                                        Year of   Square Footage/            December 31,
               Description            Acquisition      Units        1995  1994  1993  1992 1991

               Commercial

               Encino Oaks
               Shopping Center
               Encino, California         1986        52,380         99%  100%   97%  97%   96%

               Alderwood Towne Center
               Lynnwood, Washington       1986       105,346        100%   99%  100%  97%   93%

               Canyon Place
               Shopping Center
               Portland, Oregon           1986       157,283         90%   82%   83%  87%   91%

               Coral Plaza
               Shopping Center
               Oak Lawn, Illinois         1987        49,885         85%   87%   88%  90%   85%

               Brookwood Village Mall
               and Convenience Center
               Birmingham, Alabama (1)    1986       474,138         94%   95%   91%  84%   87%

               Residential

               Cumberland Glen Apartments
               Smyrna, Georgia            1987           222         96%   97%   96%  92%   91%

               (1) The Partnership has a 50% joint venture interest in this property.

   The Partnership has no present plans for major improvements or developments of its unleveraged real estate. Only improvements necessary to keep the Partnership's properties competitive in their respective markets were done and are expected to continue in the next year.

               There were no tenants at any of the properties occupying 10% or more of the Partnership's leasable space as of December 31, 1995.

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

   The number of Investor Limited Partners ("Unitholders") as of December 31, 1995 was
   approximately 9,900.

   The Partnership has made the following distributions to its Partners during the years ended December 31, 1995 and 1994.

                                                    Year Ended December 31,
                                                   1995                 1994
                                             Amount   Per Unit     Amount    Per Unit

            Limited Partners:

              Unitholders
              (7,499,718 Units)           $5,999,775     $.80   $6,012,096    $.80

              Corporate Limited Partner
              (100 Units)                         80     $.80           80    $.80

            General Partners                 109,044                89,729

                                          $6,108,899            $6,101,905


   One of the objectives of the Partnership is to make partially tax sheltered distributions of cash flow generated by the Partnership's properties and MBS. However, there is no assurance that future operations will continue to generate sufficient cash to maintain the current level of distributions and to provide sufficient liquidity for the Partnership. The Partnership pays a $.20 per Unit, per quarter distribution to its investors.

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


                         1995          1994           1993          1992           1991

            Total revenue    $ 8,367,001  $ 8,022,513    $ 8,432,254   $  8,719,084  $   8,927,929

            Net income         3,388,472    3,064,617      3,232,087      3,451,547      3,941,950

            Net income allocated
            to Partners:

               Unitholders     3,320,658    3,003,285      3,167,403      3,382,471      3,863,059
               Per Unit              .44          .40            .42            .45            .52

               Corporate
               Limited Partner         44          40             42             45             52

               General
               Partners           67,770       61,292         64,642         69,031         78,839

            Total assets at
            December 31       81,299,409   84,277,257     87,248,625     97,595,990    100,178,556

            Distributions to
            Partners:

               Unitholders     5,999,775    6,012,096     13,495,370      6,003,028     10,768,687
               Per Unit(a)           .80          .80           1.80            .80           1.44

               Corporate Limited
               Partner                80           80            180             80            144

               General
               Partners          109,044       89,729         89,558        116,273        132,024

     (a) During the years ended December 31, 1995, 1994, 1993, 1992 and 1991 the Limited Partners' average Per Unit return of capital was $.04, $.20, $1.21, $.13 and $.38, respectively.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

     The Partnership's liquidity is derived from the operations of the Partnership's properties (Encino Oaks, Alderwood Towne, Canyon Place, Coral
   Plaza and Cumberland Glen), distributions from the Partnership's interest in the Joint Venture, earnings and collections on MBS, and interest earned on its short-term investments. The Partnership's liquidity is utilized to pay operating costs and to fund distributions to the partners.

          Management has found it necessary in recent years to have the Partnership pay a large share of tenant buildouts to attract quality tenants to our retail centers. This policy has proven to be successful in attracting tenants and maintaining high occupancies at properties where it has been undertaken and is expected to continue in 1996. In order to remain competitive in their respective markets, the Partnership's properties are anticipated to spend approximately $620,000 for fixed assets in 1996, most of which are tenant buildouts at retail centers. The Joint Venture is expected to spend approximately $860,000 for capital improvements.

     The Partnership holds MBS that are guaranteed by Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Mortgage Corporation ("FHLMC"). The principal risks in respect to MBS are the credit worthiness of GNMA, FNMA, or FHLMC, and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General Partners believe the interest rate risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity. Principal collections on MBS have decreased significantly in 1995 because rising interest rates slowed the pace of refinancings that were experienced in 1994.

     The Partnership currently enjoys significant liquidity. The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessments.

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

     Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement for the year ended December 31, 1995 and the period from inception to December 31, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                               (In $1,000's except per Unit amounts)
                                                   For the Year        Inception to
                                                 Ended December 31,    December 31,
                                                        1995               1995
            Distributable Cash Flow:

            Net income for tax purposes              $ 4,364             $45,076

            Items providing/not requiring or
               (not providing) the use of
               operating funds:
               Tax basis depreciation and
                  amortization                         1,725              14,829
               Acquisition expenses paid from
                  offering proceeds charged
                  to operations                         -                    248
               Partnership's share of Joint
                  Venture taxable net income          (1,220)             (6,064)
               Distributions from Joint Venture        1,425               8,532
               Additions to fixed assets                (474)             (2,587)
               Amounts released from reserves
                  for capital improvements              -                  1,020

               Total Distributable Cash Flow ("DCF") $ 5,820             $61,054

               Limited Partners' Share of DCF        $ 5,704             $59,833

               Limited Partners' Share of DCF
                  per Unit                           $   .76             $  7.98

               General Partners' Share of DCF        $   116             $ 1,221

            Net Proceeds from Capital Transactions:

               Principal collections on MBS, net     $ 1,313             $36,632
               Reinvestment of MBS principal
                  collections                           -                 (3,687)

               Total Net Proceeds from Capital
                  Transactions                       $ 1,313             $32,945

            Distributions:
               Limited Partners                      $ 6,000(a)          $93,818(b)
               Limited Partners' Average
                per Unit                             $   .80(a)          $ 12.51(b)(c)
               General Partners                      $   116(a)          $ 1,221(b)

               Total Distributions                   $ 6,116(a)          $95,039(b)

   (a) Represents distributions paid in 1995, except the February, 1995 distribution which relates to 1994 cash flows, and includes an estimate of the distribution to be paid in February, 1996.
   (b) Includes an estimate of the distribution to be paid in February, 1996.
   (c) Limited Partners' average per Unit return of capital as of February, 1996 is $4.53 [$12.51 - $7.98].
   Operations

          Partnership

            1995 compared to 1994
               Cash  flow  increased  due to  decreased  capital improvements, increased rental revenues and distributions received from the Joint Venture. Rental revenues in 1995 have increased when compared to 1994 as a result of changes at Canyon Place and Cumberland Glen. Canyon Place experienced an 8% increase in occupancy in 1995 as compared to 1994. This increase in occupancy is due to the opening of the 4,391 square foot Payless Shoes and the 10,592 square foot Petco Pet Food and Supplies stores in the fourth quarter of 1994 and to the expansion of several tenants within the last year. At Cumberland Glen, the strong economic environment in the Atlanta, Georgia area has allowed management to increase rental rates on certain floor plans. All other properties have experienced relatively stable occupancies with minor rental increases during 1995.

               Total expenses as a whole remained relatively stable.  However, individually, maintenance, operating, general and administrative, and real estate taxes all changed significantly in 1995 as compared to 1994. Operating and general and administrative expenses decreased as a result of management's efforts to reduce reimbursable expenses throughout 1995. Maintenance expense decreased in 1995 as compared to the same period in 1994 due to preventive maintenance at Encino Oaks, roof repairs at Canyon Place, and improvements to the parking lot and building interiors at Cumberland Glen, all performed in 1994. The increase in real estate taxes is due primarily to a refund of approximately $270,000 recorded in the second quarter of 1994 for prior years' real estate taxes at Coral Plaza.

            1994 compared to 1993

               In comparing 1994  to 1993, distributable  cash flow  increased
            $60,000 as increased distributions from the Joint Venture more than offset increases in capital improvements. Rental revenues for 1994 as compared to 1993 remained relatively stable due mainly to consistent occupancy levels at all the Partnership's properties within the period.

               Total expenses decreased $242,000 in 1994 as compared to  1993.
            This was primarily due to a reduction in real estate taxes. Coral Plaza received a refund of approximately $270,000 for prior years' real estate taxes in the second quarter of 1994. Depreciation increased by $108,000 in 1994 as compared to 1993 as a result of higher tenant buildouts at Canyon Place and Encino Oaks in order to attract quality tenants to their respective retail centers.

          MBS and Other Income

            MBS interest income decreased $151,000 in 1995 from 1994, and $411,000 in 1994 from 1993 due to large prepayments of principal which occurred from 1993 to the first half of 1995. The asset balance on which income is generated has decreased approximately 13% since

          December 31, 1994 and approximately 33% since December 31, 1993. Interest income on short-term investments has increased since 1993 due to higher average cash and cash equivalent balances.

   Joint Venture

   The Joint Venture's revenues for 1995 as compared to 1994 have remained relatively stable as a result of steady occupancy throughout 1995. Total expenses in 1995 as compared to 1994 have remained relatively flat. Real estate taxes decreased as a result of an abatement in the third quarter of 1995 due to the revaluation of the Joint Venture by the local taxing authority. This reduction is offset by an increase in operating expense attributable to increased leasing efforts by management. Depreciation expense increased due to a large number of tenant buildouts and improvements completed in 1995 and 1994.

   The Joint Venture's revenues increased in 1994 primarily due to an increase in occupancy of 4% over 1993. Depreciation expense increased due to a large number of tenant buildouts and capital renovations completed in 1994 and 1993.

   General

               In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

               The Partnership's investments in properties and the Joint Venture are carried at cost less accumulated depreciation unless the
   General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties and the Joint Venture to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are signifantly impaired.

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

                                      Position with
             Name and Age             The Krupp Corporation


             Douglas Krupp (49)       Co-Chairman of the Board
             George Krupp (51)        Co-Chairman of the Board
             Laurence Gerber (39)     President
             Robert A. Barrows (38)   Senior Vice President
                                      and Corporate Controller

      Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of Berkshire Realty Company, Inc. (NYSE-BRI). George Krupp is Douglas Krupp's brother.

      George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

      Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1995, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 7,499,818 outstanding Depositary Receipts. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1995, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

                                     PART IV


   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a)         1.    Financial Statements - see Index to  Financial Statements
                     and Schedule included under  Item 8 (Appendix A) on  page
                     F-2 of this report.

                  2. Financial Statement  Schedule -  see  Index to  Financial
                     Statements and Schedule  included under Item 8  (Appendix
                     A) on page F-2 of this report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

                  3. Financial Statements  -  as  required  by  Rule  3-09  of
                     Regulation S-X. The financial statements and schedule for Brookwood Village Joint Venture (the "Joint Venture") are included under Item 8 (Appendix A) on pages F-17 to F-29 of this report.

   (b)         Exhibits:

                  Number and Description
                  Under Regulation S-K

                  The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

                  (4) Instruments defining the rights of security holders including indentures:

                        (4.1) Amended Agreement of  Limited Partnership  dated
                              as of March 25, 1986 [Exhibit A to Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated March 26, 1986 (File No. 33-2312)].*

                        (4.2) Subscription  Agreement  Specimen [Exhibit  D to
                              Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated March 26, 1986 (File No. 33-2312)].*

                        (4.3) Eleventh    Amendment    and   Restatement    of
                              Certificate of Limited Partnership filed with the Massachusetts Secretary of State as of February 6, 1987. [Exhibit 4.3a to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 33-2312)].*

                  (10)  Material Contracts:

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

                                 Property Management ("BPM"), as Agent. [Exhibit 10.4a to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 33-
                                 2312)].*

                        Alderwood Towne Center

                        (10.5) Krupp Standard Option Agreement dated July 16, 1986 between Krupp Realty and Development, Inc., a Massachusetts corpora-tion and Alderwood Towne Center, a Washington tenancy-in-common. [Exhibit 10.5 included in Registrant's Post Effective Amendment No. 2 to its Form S-11 Registration Statement dated September 3, 1986 (File No. 33-2312)].*

                        (10.6) Escrow Agreement dated August 12, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Alderwood Towne Center, a Washington tenancy-in-common. [Exhibit 10.5 included in Registrant's Post Effective Amendment No. 2 to its Form S-11 Registration Statement dated September 3, 1986 (File No. 33-2312)].*

                        (10.7) Amendment to Option Agreement dated July 17, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Alderwood Towne Center, a Washington tenancy-in-common. [Exhibit 10.5 included in Registrant's Post Effective Amendment No. 2 to its Form S-11 Registration Statement dated September 3, 1986 (File No. 33-2312)].*

                        (10.8) Assignment of Option Agreement between Krupp Realty and Development, Inc. a Massachusetts corporation and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership dated August 20, 1986. [Exhibit 4 to Registrant's Report on Form 8-K dated September 3, 1986 (File No. 33-2312)].*

                        (10.9) Statutory Warranty Deed dated September 3, 1986 between Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership and Alderwood Towne Center Associates. [Exhibit 5 to Registrant's Report on Form 8-K dated September 3, 1986 (File No. 33-2312)].*

                        (10.10) Property Management Agreement dated September 3, 1986 between Krupp Cash Plus-II Limited Partnership, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 6 to Registrant's Report on Form 8-K dated September 3, 1986 (File No. 33-2312)].*

                        Brookwood Village Mall and Convenience Center

                        (10.11) Purchase and Sale Agreement dated December 5, 1986 between Krupp Realty and Development Inc., a Massachusetts corporation and Everett Shepherd, Jr. et al as assigned to Brookwood Village Joint Venture. [Exhibit 1 to Registrant's Report on Form 8-K dated December 16, 1986 (File No. 33-2312)].*

                        (10.12) Statutory Warranty Deed with Vendors' Lien dated December 16, 1986 between Brookwood Village Joint Venture and Everett Shepherd, Jr. et al. [Exhibit 2 to Registrant's Report on Form 8-K dated December 16, 1986 (File No. 33-2312)].*

                        (10.13) Business Certificate dated December 11, 1986 establishing Brookwood Village Joint Venture. [Exhibit 3 to Registrant's Report on Form 8-K dated December 16, 1986 (File No. 33-2312)].*

                        (10.14) Brookwood Village Joint Venture Agreement dated December 15, 1986 between Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership and Krupp Cash Plus-III Limited Partnership, a Massachusetts limited partnership, now known as Berkshire Realty Company, Inc. [Exhibit 10.14 to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 33-2312)].*

                        (10.15) Property Management Agreement dated December 16, 1986 between Brookwood Village Joint Venture, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 4 to Registrant's Report on Form 8-K dated December 16, 1986 (File No. 33-
                                   2312)].*

                        Canyon Place Shopping Center

                        (10.16) Krupp Standard Option Agreement dated October 24, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Canyon Place Associates, a Washington tenancy-in-common. [Exhibit 1 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

                        (10.17) Amendment to Option Agreement dated December 9, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Canyon Place Associates, a Washington tenancy-in-common. [Exhibit 2 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

                        (10.18) Assignment of Option Agreement dated December 17, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

                        (10.19) Warranty Deed dated December 23, 1986 between Canyon Place Associates, a Washington tenancy-in-common, as Grantor and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership, as Grantee. [Exhibit 4 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

                        (10.20) Property Management Agreement dated December 23, 1986 between Krupp Cash Plus-II Limited Partnership, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 6 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

                        Coral Plaza Shopping Center

                        (10.21) Purchase and Sale Agreement dated May 8, 1987 between Harris Trust and Savings Bank, as trustee under Trust No. 42703, and Krupp Realty and Development, Inc., a Massachusetts corporation, as assigned to Krupp Cash Plus-II Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q dated June 30, 1987 (File No. 33-
                                   2312)].*

                        (10.22) Assignment between Coral Plaza Limited Partnership and Harris Trust and Savings Bank, as Trustee under Trust No. 42703, collectively as "Assignor," and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership, as "Assignee" dated June 2, 1987. [Exhibit
                                   19.2  to Registrant's  Report on  Form 10-Q
                                   dated June 30, 1987 (File No. 33-2312)].*

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

   (c)        Reports on Form 8-K

                  During the last quarter of the year end December 31, 1995 the Partnership did not file any reports on Form 8-K.

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1996.

                        KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                  By:    The Krupp Corporation, a General Partner


                  By:    /s/Douglas Krupp
                         Douglas  Krupp,   Co-Chairman  (Principal   Executive
                         Officer) and Director of The Krupp Corporation


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 1996.

   Signatures            Titles


   /s/Douglas Krupp                Co-Chairman  (Principal Executive  Officer)
   Douglas Krupp                   Director  of The  Krupp Corporation (a
                                   and General Partner of the Registrant)

   /s/George Krupp                 Co-Chairman  (Principal Executive  Officer)
   George Krupp                    and Director  of  The   Krupp  Corporation
                                   (a) General Partner of the Registrant)

   /s/Laurence Gerber              President  of  The  Krupp   Corporation  (a
   Laurence Gerber                 General Partner of the Registrant)

   /s/Robert A. Barrows            Senior Vice President and Corporate
   Robert A. Barrows               Controller  of  the  Krupp  Corporation  (a
                                   General Partner of the Registrant)

                                    APPENDIX A

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1995

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


   Report of Independent Accountants                                       F-3

   Balance Sheets at December 31, 1995 and 1994                            F-4

   Statements of Operations for the Years Ended
   December 31, 1995, 1994 and 1993                                        F-5

   Statements of Changes in Partners' Equity for the Years
   Ended December 31, 1995, 1994 and 1993                                  F-6

   Statements of Cash Flows for the Years Ended
   December 31, 1995, 1994 and 1993                                        F-7

   Notes to Financial Statements                                    F-8 - F-14

   Schedule III  - Real Estate and Accumulated Depreciation        F-15 - F-16

   Financial Statements - Brookwood Village Joint Venture          F-17 - F-29

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Cash Plus-II Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

   Boston, Massachusetts                               COOPERS & LYBRAND L.L.P.
   January 31, 1996

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                  BALANCE SHEETS
                            December 31, 1995 and 1994


                                            ASSETS

                                                              1995         1994
   Real estate assets:
               Multi-family apartment complex, less
                  accumulated depreciation of
                  $4,137,678 and $3,670,683,
                  respectively                              $ 6,119,113     $ 6,424,540
               Retail centers, less accumulated
                  depreciation of $12,489,601 and
                  $10,931,523, respectively                  37,613,542      38,858,760
               Investment in Joint Venture (Note D)          20,411,464      21,339,973
               Mortgage-backed securities ("MBS")
                  (Note E)                                    8,501,911       9,815,123

                     Total real estate assets                72,646,030      76,438,396

   Cash and cash equivalents (Note C)                         8,065,906       7,072,127
   Other assets                                                 587,473         766,734

                     Total assets                           $81,299,409     $84,277,257

                               LIABILITIES AND PARTNERS' EQUITY

               Accounts payable                             $    23,879     $   221,510
               Accrued expenses and other
               liabilities (Note F)                             533,333         593,123

                     Total liabilities                          557,212         814,633

               Commitments and contingencies (Note D)

               Partners' equity (Note G):

               Unitholders
                (7,499,718 Units outstanding)                81,088,463      83,767,580
               Corporate Limited Partner
                (100 Units outstanding)                           1,286           1,322
               General Partners                                (347,552)       (306,278)

                  Total Partners' equity                     80,742,197      83,462,624

                  Total liabilities and Partners' equity    $81,299,409     $84,277,257

                               The accompanying notes are an integral
                                 part of the financial statements.

                               KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                      STATEMENTS OF OPERATIONS
                       For the Years Ended December 31, 1995, 1994 and 1993


                                                  1995         1994         1993

   Revenue:
               Rental (Note I)                 $6,588,018   $6,246,489   $6,260,009
               Partnership's share of Joint
                Venture net income
                  (Note D)                        496,491      501,381      488,008
               Interest income - MBS
                (Note E)                          816,210      967,172    1,377,733
               Interest income - other
                (Note C)                          466,282      307,471      306,504

                  Total revenue                 8,367,001    8,022,513    8,432,254

   Expenses:
               Operating (Note H)                 918,694    1,029,931    1,091,757
               Maintenance                        501,083      581,822      552,023
               General and administrative
                  (Note H)                        343,761      442,987      490,632
               Real estate taxes (Note J)         815,364      630,923      893,168
               Management fees (Note H)           374,554      348,589      356,485
               Depreciation                     2,025,073    1,923,644    1,816,102

                  Total expenses                4,978,529    4,957,896    5,200,167

               Net income (Note K)             $3,388,472   $3,064,617   $3,232,087

               Allocation of net income
               (Note G):

               Unitholders (7,499,718 Units
                  outstanding)                 $3,320,658   $3,003,285   $3,167,403

               Net income per Unit
                  of Depositary Receipt        $      .44   $      .40   $      .42


               Corporate Limited Partner
                  (100 Units outstanding)      $       44   $       40   $       42

               General Partners                $   67,770   $   61,292   $   64,642

                              The accompanying notes are an integral
                                part of the financial statements.

                                KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                              STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                         For the Years Ended December 31, 1995, 1994 and 1993


                                                    Corporate                  Total
                                                    Limited      General       Partners'
                                      Unitholders   Partner      Partners      Equity

   Balance at
   December 31, 1992                  $97,104,358     $ 1,500    $(252,925)  $96,852,933

   Net income                           3,167,403          42       64,642     3,232,087

   Cash distributions                 (13,495,370)       (180)     (89,558)  (13,585,108)

   Balance at
   December 31, 1993                   86,776,391       1,362     (277,841)   86,499,912

   Net income                           3,003,285          40       61,292     3,064,617

   Cash distributions                  (6,012,096)        (80)     (89,729)   (6,101,905)

   Balance at
   December 31, 1994                   83,767,580       1,322     (306,278)   83,462,624

   Net income                           3,320,658          44       67,770     3,388,472

   Cash distributions                  (5,999,775)        (80)    (109,044)   (6,108,899)

   Balance at
   December 31, 1995                  $81,088,463      $1,286    $(347,552)  $80,742,197

                                The accompanying notes are an integral
                                  part of the financial statements.

                                KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31, 1995, 1994 and 1993


                                               1995         1994               1993

      Operating activities:
         Net income                          $ 3,388,472    $ 3,064,617    $ 3,232,087
         Adjustments to reconcile net
            income to net cash provided
            by operating activities:
               Depreciation                    2,025,073      1,923,644      1,816,102
               Partnership's share of Joint
                  Venture net income            (496,491)      (501,381)      (488,008)
               Distributions received from
                  Joint Venture                  496,491        501,381        400,000
               Amortization of MBS premium
                  (discount), net                 (3,943)           147          4,456
               Decrease (increase)in other
                  assets                         179,261        (68,878)       127,149
               Increase (decrease) in
                  accounts payable              (197,631)        58,994         28,404
               Increase (decrease) in accrued
                  expenses and other
                  liabilities                    (59,790)         6,926        (22,748)

                  Net cash provided by
                     operating activities      5,331,442      4,985,450      5,097,442

      Investing activities:
         Additions to fixed assets              (471,770)      (821,536)      (402,834)
         Settlement of land easement              (2,658)        53,064           -
         Principal collections on MBS          1,317,155      2,936,920      6,181,330
         Distributions received from Joint
          Venture in excess of its earnings      928,509        397,619           -

               Net cash provided by
                  investing activities         1,771,236      2,566,067      5,778,496

      Financing activity:
         Distributions                        (6,108,899)    (6,101,905)   (13,585,108)

      Net increase (decrease) in
         cash and cash equivalents               993,779      1,449,612     (2,709,170)

      Cash and cash equivalents,
         beginning of year                     7,072,127      5,622,515      8,331,685

      Cash and cash equivalents,
         end of year                         $ 8,065,906    $ 7,072,127    $ 5,622,515

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

                  Risks and Uncertainties

                  The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          Cash Equivalents

                  The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash equivalents are recorded at cost, which approximates current market values.

                  Rental Revenues

                  Leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis.
                  Commerical leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears. Minimum rental revenue for long term commercial leases is recognized on a straight-line basis over the life of the related lease.

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

                  Depreciation

                  Depreciation is provided for by the use of the straight-line method over the estimated useful lives of the related assets as follows:

                     Buildings and improvements                  2 to 25 years
                     Appliances, carpeting and equipment         3 to 5 years

                  Impairment of Long-Lived Assets

                  In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

                  The Partnership routinely performs market and growth studies along with yearly appraisals of its unleveraged real estate. The investments in properties and Joint Venture are carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties and the Joint Venture to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

                  Investment in Joint Venture

                  The Partnership has a 50% interest in the Joint Venture. This investment is accounted for using the equity method of accounting as the Partnership Agreement requires a simple majority vote for all major decisions regarding the Joint

                  Venture. As such, the Partnership does not have control of the operations of the underlying assets. Under the equity method of accounting, the Partnership's equity investment in the net income of the Joint Venture is included currently in the Partnership's net income. Cash distributions received from the Joint Venture reduce the Partnership's investment.

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


   C.          Cash and Cash Equivalents

               Cash and cash equivalents at December 31, 1995 and 1994 consist of the following:
                                                             December 31,
                                                         1995          1994

                Cash and money market accounts        $  710,395    $  546,430
                Commercial paper                       6,365,784     5,534,478
                Bankers' acceptance                      989,727       991,219

                                                      $8,065,906    $7,072,127

               At December 31, 1995, commercial paper and bankers acceptance represent corporate issues complying with Section 6.2(a) of the Partnership Agreement purchased through a corporate issuer maturing in the first quarter of 1996. At December 31, 1995, the carrying value of the Partnership's investment in both commercial paper and bankers' acceptance approximates fair value.

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

               Financial statements for Brookwood Village Joint Venture are included on pages F-17 to F-29 of this report.

   E.          Mortgage Backed Securities

               At December 31, 1995, the Partnership's MBS Portfolio has an approximate market value of approximately $9,044,000 with unrealized gains of approximately $542,000 and no unrealized losses. At December 31, 1994, the Partnership's MBS Portfolio had an approximate market value of approximately $9,902,000 with unrealized gains of approximately $217,000 and unrealized losses of approximately $130,000. The Portfolio consists of Federal Home Loan Mortgage Corporation holdings with coupon rates ranging from 8.0% to 10.0% per annum maturing in the years 2009 through 2017, Federal National Mortgage Association holdings with coupon rates ranging from 9.5% to 10.0% per annum maturing in the year 2016 and Government National Mortgage Association holdings with coupon rates of 9.0% per annum maturing in the years 2008 through 2009. The Partnership has the intention and ability to hold the MBS and other investments until maturity.

   F.          Accrued Expenses and Other Liabilities

               Accrued expenses and other liabilities consist of the following at December 31, 1995 and 1994:
                                                        1995        1994

                  Accrued real estate taxes           $264,996    $276,181
                  Tenant security deposits             186,242     188,385
                  Other accrued expenses                34,636      86,494
                  Prepaid rent                          47,459      42,063
                                                      $533,333    $593,123

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

               As of December 31, 1995, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                         Corporate                Total
                                                         Limited    General      Partners'
                                            Unitholders  Partner    Partners      Equity

               Capital contributions       $149,845,812  $ 2,000  $     3,000   $149,850,812

               Syndication costs            (17,865,372)    -            -       (17,865,372)

               Net income                    41,425,226      577      845,425     42,271,228

               Cash distributions           (92,317,203)  (1,291)  (1,195,977)   (93,514,471)

               Total at December 31, 1995  $ 81,088,463   $1,286  $  (347,552)  $ 80,742,197

   H.          Related Party Transactions

               Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate up to 6% of the gross receipts net of leasing commissions from commercial properties under management and up to 5% of the gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the properties including accounting, computer, insurance, travel, legal and payroll, and with the preparation and mailing of reports and other communications to the Unitholders.

   Amounts paid to the General Partners or their affiliates were as follows:

                                            1995          1994         1993

               Management Fees            $374,554      $348,589     $356,485

               Expense Reimbursements      322,733       537,516      565,807

               Charged to operations      $697,287      $886,105     $922,292


   I.          Future Base Rents Due Under Commercial Operating Leases

               Future base rents due under commercial operating leases for the years 1996 through 2000 and thereafter are as follows:

                       1996           $3,964,700
                       1997            3,244,700
                       1998            2,907,500
                       1999            2,640,200
                       2000            2,218,100
                        Thereafter     5,895,300

   J.          Real Estate Taxes

               During the second quarter of 1994, the Partnership successfully petitioned for the reassessment of prior years' real estate taxes on Coral Plaza. The Partnership received a tax refund for the 1987, 1988 and 1989 fiscal real estate tax years of approximately $270,000, which was reflected as a reduction of 1994 real estate tax expense.

   K. Federal Income Taxes

               For federal income tax purposes, the Partnership is depreciating its property using the accelerated cost recovery system ("ACRS") and the modified accelerated cost recovery system ("MACRS") depending on which is applicable.

               The reconciliation of the income for each year reported in the accompanying statement of operations with the income reported in the Partnership's 1995, 1994 and 1993 federal income tax return follows:

                                                     1995         1994           1993

               Net income per statement of
                  operations                      $3,388,472   $3,064,617     $3,232,087

               Add:  Difference in book to tax
                        depreciation                 303,088      241,855        151,902

                     Difference in Joint Venture
                        taxable income due to book
                        to tax depreciation          833,854      524,957        361,864


               Less: Rental adjustment required
                        by Generally Accepted
                        Accounting Principles        (50,659)     (35,343)       (36,826)

                     Rental adjustment required
                        by Generally Accepted
                        Accounting Principles
                        for Joint Venture           (110,747)    (142,376)       (66,221)

                     Joint Venture Prepaid
                        rent reduction                  -            -           (30,877)

               Net income for federal income
                  tax purposes                    $4,364,008   $3,653,710     $3,611,929

      The allocation of the net income for federal income tax purposes for 1995 is as follows:

                                        Passive        Portfolio   Portfolio
                                         Income         Income      Expense       Total

               Unitholders             $2,995,561     $1,281,110   $   -        $4,276,671

               Corporate Limited
                Partner                        40             17       -                57

               General Partners            61,134         26,146       -            87,280
                                       $3,056,735     $1,307,273   $   -        $4,364,008

               During the years ended December 31, 1995, 1994 and 1993 the average per Unit income to the Unitholders for federal income tax purposes was $.57, $.48, and $.47, respectively.

                                KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                        SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         December 31, 1995

                                                                        Costs Capitalized
                                                                          Subsequent to
                                         Initial Costs to Partnership      Acquisition
                                                           Buildings        Buildings
                                                              and              and
                 Description                Land         Improvements      Improvements

            Encino Oaks Shopping Center
            Encino, California           $ 6,331,972     $ 2,110,657      $  698,107

            Alderwood Towne Center
            Lynnwood, Washington           4,011,588       8,462,256         287,935

            Canyon Place Shopping Center
            Portland, Oregon               4,175,701      15,684,340         779,386

            Coral Plaza Shopping Center
            Oak Lawn, Illinois             1,296,760       6,027,818         287,029

            Cumberland Glen Apts
            Smyrna, Georgia                  680,781       8,996,474         579,536


              Total                      $16,496,802     $41,281,545      $2,631,993

                                                  Gross Amounts Carried at End of Year
                                                          Buildings
                                                            and
                                              Land       Improvements       Total (a)

            Encino Oaks Shopping Center
            Encino, California            $ 6,331,972    $ 2,808,764      $ 9,140,736

            Alderwood Towne Center
            Lynnwood, Washington            4,011,588      8,750,191       12,761,779

            Canyon Place Shopping Center
            Portland, Oregon                4,125,295(b)  16,463,726       20,589,021

            Coral Plaza Shopping Center
            Oak Lawn, Illinois              1,296,760      6,314,847        7,611,607

            Cumberland Glen Apts
            Smyrna, Georgia                   680,781      9,576,010       10,256,791

              Total                       $16,446,396    $43,913,538      $60,359,934

   (a) The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The Partnership holds title to its properties free and clear from all mortgage indebtedness or other material liens or encumbrances. The aggregate cost for federal income tax purposes at December 31, 1995 is $60,500,636.

   (b) Canyon Place received a cash settlement of $50,406, net of legal costs, for the granting of a railroad easement in 1994. For financial reporting purposes, the carrying value of land has been reduced accordingly.

                                               Continued

                                KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                            December 31, 1995

                                                                               Life on which

                                                                               depreciation in
                                                       Year                    latest Statement
                                    Accumulated     Construction      Date     of Operations is
                                    Depreciation     Completed      Acquired      Computed

       Encino Oaks Shopping Center
       Encino, California           $ 1,100,793         1974        07/31/86      2 to 25 Years

       Alderwood Towne Center
       Lynnwood, Washington           3,324,780         1985        09/03/86      2 to 25 Years

       Canyon Place Shopping Center
       Portland, Oregon               5,945,305         1986        12/23/86      2 to 25 Years

       Coral Plaza Shopping Center
       Oak Lawn, Illinois             2,118,723         1985        06/02/87      2 to 25 Years

       Cumberland Glen Apts
       Smyrna, Georgia                4,137,678         1985        09/03/87      3 to 25 Years

         Total                      $16,627,279

   Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1995:

                                                  1995            1994           1993
            Real Estate

            Balance at beginning of year      $59,885,506     $59,117,034    $58,714,200

            Improvements                          471,770         821,536        402,834

            Settlement of land easement             2,658         (53,064)          -

            Balance at end of year            $60,359,934     $59,885,506    $59,117,034


                                                  1995            1994           1993
            Accumulated Depreciation

            Balance at beginning of year      $14,602,206     $12,678,562    $10,862,460

            Depreciation expense                2,025,073       1,923,644      1,816,102

            Balance at end of year            $16,627,279     $14,602,206    $12,678,562

                                    BROOKWOOD VILLAGE JOINT VENTURE


                                   FINANCIAL STATEMENTS AND SCHEDULE
                                 For the Year Ended December 31, 1995

                                    BROOKWOOD VILLAGE JOINT VENTURE

                              INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



            Report of Independent Accountants                             F-19

            Balance Sheets at December 31, 1995 and 1994                  F-20

            Statements of Operations for the Years Ended
            December 31, 1995, 1994 and 1993                              F-21

            Statements of Changes in Partners' Equity for the Years
            Ended December 31, 1995, 1994 and 1993                        F-22

            Statements of Cash Flows for the Years Ended
            December 31, 1995, 1994 and 1993                               F-23

            Notes to Financial Statements                          F-24 - F-27

            Schedule III - Real Estate and Accumulated Depreciation F-28 - F-29


  All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                                   REPORT OF INDEPENDENT ACCOUNTANTS



            To the Joint Venture Partners of
            Brookwood Village Joint Venture:

    We have audited the financial statements and financial statement schedule of Brookwood Village Joint Venture (the "Joint Venture") listed in the index on\
 page
  F-18 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of
 December
       31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


 Boston, Massachusetts                                  COOPERS & LYBRAND L.L.P.
    January 31, 1996

                                 BROOKWOOD VILLAGE JOINT VENTURE


                                          BALANCE SHEETS
                                    December 31, 1995 and 1994


                                              ASSETS
                                                              1995       1994
       Real estate assets:
               Land                                         $ 14,569,321    $ 14,569,321
               Building and improvements                      40,909,497      40,329,149
               Less accumulated depreciation                 (15,164,143)    (12,854,388)

                  Total real estate assets                    40,314,675      42,044,082


       Cash and cash equivalents (Note C)                        234,661         620,126
       Other assets       632,581                                809,751

                  Total assets                              $ 41,181,917    $ 43,473,959



                                 LIABILITIES AND PARTNERS' EQUITY

       Accounts payable                                     $     14,413    $     29,154
       Accrued expenses and other
               liabilities (Note D)                              344,576         764,859

                  Total liabilities                              358,989         794,013

       Partners' equity (Note E)                              40,822,928      42,679,946

                  Total liabilities and Partners' equity    $ 41,181,917    $ 43,473,959

                              The accompanying notes are an integral
                                part of the financial statements.

                                 BROOKWOOD VILLAGE JOINT VENTURE

                                     STATEMENTS OF OPERATIONS
                      For the Years Ended December 31, 1995, 1994 and 1993


                                                  1995         1994         1993

       Revenue:
               Rental (Note G)                 $6,243,206   $6,108,361   $5,831,448
               Interest income                     50,656       20,666       18,885

                  Total revenue                 6,293,862    6,129,027    5,850,333

       Expenses:
               Operating (Note F)               1,689,116    1,631,195    1,795,841
               Maintenance                        590,110      588,747      455,520
               Real estate taxes                  335,475      439,676      415,614
               Management fees (Note F)           376,424      356,030      330,055
               Depreciation                     2,309,755    2,110,617    1,877,287

                  Total expenses                5,300,880    5,126,265    4,874,317

       Net income    (Note H)                  $  992,982   $1,002,762   $  976,016

       Allocation of net income:
       (Note E)

               Krupp Cash Plus-II Limited
                  Partnership                  $  496,491   $  501,381   $  488,008

               Texas Apartments Limited
                  Partnership                  $  496,491   $  501,381   $  488,008

                            The accompanying notes are an integral
                                part of the financial statements.

                                 BROOKWOOD VILLAGE JOINT VENTURE

                            STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                       For the Years Ended December 31, 1995, 1994 and 1993



                                         Krupp              Texas
                                      Cash Plus-II        Apartments           Total
                                         Limited            Limited           Partners'
                                       Partnership        Partnership          Equity
       Balance at
       December 31, 1992              $21,649,584        $ 21,649,584        $43,299,168

       Net income                         488,008             488,008            976,016

       Cash distributions                (400,000)           (400,000)          (800,000)

       Balance at
       December 31, 1993               21,737,592          21,737,592         43,475,184

       Net income                         501,381             501,381          1,002,762

       Cash distributions                (899,000)           (899,000)        (1,798,000)

       Balance at
       December 31, 1994               21,339,973          21,339,973         42,679,946

       Net income                         496,491             496,491            992,982

       Cash distributions              (1,425,000)         (1,425,000)        (2,850,000)

       Balance at
       December 31, 1995              $20,411,464         $20,411,464        $40,822,928

                              The accompanying notes are an integral
                                part of the financial statements.

                                 BROOKWOOD VILLAGE JOINT VENTURE

                                     STATEMENTS OF CASH FLOWS
                       For the Years Ended December 31, 1995, 1994 and 1993

                               1995            1994             1993

       Operating activities:
         Net income                         $   992,982     $ 1,002,762    $   976,016

         Adjustments to reconcile
          net income to net cash
          provided by operating
          activities:
            Depreciation                      2,309,755       2,110,617      1,877,287
            Decrease (increase)
             in other assets                    177,170        (158,935)      (157,629)
               Increase (decrease) in
                accounts payable                (14,741)       (270,459)       213,702
               Increase (decrease) in
             accrued expenses
             and other liabilities             (420,283)        473,289       (142,787)

               Net cash provided
                by operating
                activities                    3,044,883       3,157,274      2,766,589

       Investing activity:
         Additions to fixed assets             (580,348)       (936,554)    (2,093,665)

       Financing activity:
         Distributions                       (2,850,000)     (1,798,000)      (800,000)

       Net increase (decrease) in
         cash and cash equivalents             (385,465)        422,720       (127,076)

       Cash and cash equivalents,
         beginning of year                      620,126         197,406        324,482

       Cash and cash equivalents,
         end of year                        $   234,661     $   620,126    $   197,406

                              The accompanying notes are an integral
                                part of the financial statements.

                                 BROOKWOOD VILLAGE JOINT VENTURE

                               NOTES TO FINANCIAL STATEMENTS


   A.          Organization

      On December 16, 1986 Brookwood Village Joint Venture (the "Joint Venture") acquired Brookwood Village Mall and Convenience Center ("Brookwood Village"), a retail development located in Birmingham, Alabama. Brookwood Village consists of a covered mall, a covered garage and a detached strip shopping center with an aggregate net leasable square footage of 474,138. The Joint Venture is 50% owned by Krupp Cash Plus-II Limited Partnership and Texas Apartments Limited Partnership ("Joint Venture Partners"), both with similar investment objectives.
      The express purpose of entering into the Joint Venture was to purchase, own, manage and operate Brookwood Village. Neither the Joint Venture Partners nor the Joint Venture had any affiliation with the seller. The Joint Venture shall exist until December 16, 2006 unless earlier terminated upon occurrence of certain events as set forth in the Brookwood Village Joint Venture Agreement. The seller has retained an interest related to future development at Brookwood Village entitling the seller to the first $5,000,000 of proceeds from the sale of Brookwood Village.

   B.          Significant Accounting Policies

               The Joint Venture uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note H):

               Risks and Uncertainties

               The Joint Venture invests its cash primarily in deposits and money market funds with commercial banks. The Joint Venture has not experienced any losses to date on its invested cash.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Cash Equivalents

               The Joint Venture includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market value.

               Rental Revenues

               Commercial leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Commercial leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are recorded as income when received. Minimum rental revenue from long-term commercial leases is recognized on a straight-line basis over the life of the related lease.

               Depreciation

               Depreciation of building and improvements is provided for by the use of the straight-line method over estimated useful lives of 3-25 years. Tenant improvements are depreciated over the life of the lease.

               Impairment of Long-Lived Assets

               In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

               The Joint Venture Partners routinely perform market and growth studies along with yearly appraisals of their unleveraged real estate. The properties are carried at cost less accumulated depreciation unless the Joint Venture Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the Joint Venture

               Partners do not believe that any assets of the Joint Venture are significantly impaired.

               Leasing Commissions

               Leasing commissions are deferred and amortized over the life of the related lease.

               Income Taxes

               The Joint Venture is not liable for federal or state income taxes because Joint Venture income or loss is allocated to the Joint Venture Partners for income tax purposes. In the event the Joint Venture's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in the Joint Venture taxable income or loss, such change will be reported to the Joint Venture Partners.

   C.          Cash and Cash Equivalents

               Cash and cash equivalents at December 31, 1995 and 1994 consist of the following:
                                                            December 31,
                                                        1995          1994


   Cash and money market accounts                     $234,661      $271,662
                Commercial paper                          -          348,464

                                                      $234,661      $620,126

   D.          Accrued Expenses and Other Liabilities

               Accrued expenses and other liabilities consist of the following at December 31, 1995 and 1994:

                                                                     1995        1994

                    Accrued real estate taxes                    $ 95,934      $ 540,171
                    Tenant security deposits                       24,523         27,972
                    Other accrued expenses                        169,965        153,806
                    Prepaid rent                                   54,154         42,910

                                                                 $344,576      $ 764,859

   E.          Partner's Equity

               Under the terms of the Brookwood Village Joint Venture Agreement, profits, losses and distributions are allocated 50% to each Joint Venture Partner.

               As of December 31, 1995, the following cumulative Joint Venture Partner contributions and allocations had been made since inception of the Joint Venture:

                                                Krupp            Texas
                                             Cash Plus-II      Apartments       Total
                                               Limited          Limited       Partners'
                                             Partnership      Partnership       Equity

                     Capital contributions   $23,843,095      $23,843,095   $ 47,686,190

                     Net income                5,100,016        5,100,016     10,200,032

                     Cash distributions       (8,531,647)      (8,531,647)  (17,063,294)

                     Total at
                      December 31, 1995      $20,411,464      $20,411,464   $ 40,822,928

   F.  Related Party Transactions

       Commencing with the date of acquisition of Brookwood Village, the Joint Venture entered into agreements under which property management fees are paid to an affiliate of the Joint Venture Partners for services as management agent. Such agreements provide for management fees payable monthly at the rate of up to 6% of the gross receipts net of leasing commissions. The Joint Venture also reimburses affiliates of the Joint

       Venture Partners for certain expenses incurred in connection with the operation of Brookwood Village including accounting, computer, insurance, travel, legal and payroll.

       Amounts paid to affiliates of the Joint Venture Partners were as follows:

                                        1995       1994      1993

        Management Fees               $376,424   $356,030  $330,055

        Expense Reimbursements         137,455    224,200   223,568

        Charged to operations         $513,879   $580,230  $553,623

   G.   Future Base Rents Due Under Commercial Operating Leases

        Future base rents due under commercial operating leases in the five years 1996 through 2000 and thereafter are as follows:

                 1996               $ 4,074,300
                 1997                 3,706,900
                 1998                 3,375,200
                 1999                 3,048,200
                 2000                 2,450,400
                 Thereafter          12,965,116


   H. Federal Income Taxes

      The reconciliation of the income for each year reported in the accompanying statement of operations with the income reported in the Joint Venture's 1995, 1994 and 1993 federal income tax return follows:

                                                          1995        1994        1993

                  Net income per statement of
                     operations                        $  992,982  $1,002,762  $  976,016

                     Difference in book to tax
                        depreciation                    1,299,910     801,340     607,319

                     Rental adjustment required
                        by Generally Accepted
                        Accounting Principles              63,257    (152,321)   (132,443)

                     Prepaid rent reduction                  -           -        (61,754)

                  Net income for federal income
                     tax purposes                      $2,356,149  $1,651,781  $1,389,138

   The allocation of the 1995 net income for federal income tax purposes is as follows:

                                             Passive     Portfolio
                                              Income      Income      Total

         Krupp Cash Plus-II Limited
            Partnership                     $1,194,268   $25,328    $1,219,596

         Texas Apartments Limited
            Partnership                      1,111,225    25,328     1,136,553

                                            $2,305,493   $50,656    $2,356,149


   Passive income differs due to individual Joint Venture Partner depreciation elections.

                         BROOKWOOD VILLAGE JOINT VENTURE

              SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         December 31, 1995


                                                                        Costs Capitalized
                                                                          Subsequent to
                                         Initial Costs to Partnership      Acquisition
                                                           Buildings        Buildings
                                                              and              and
                 Description                Land         Improvements      Improvements

            Brookwood Village Mall
            and Convenience Center
            Birmingham, Alabama          $14,569,321     $32,713,684         $8,195,813



                                             Gross Amounts Carried at End of Year
                                                          Buildings
                                                            and
                                             Land        Improvements       Total (a)
            Brookwood Village Mall
            and Convenience Center
            Birmingham, Alabama          $14,569,321     $40,909,497      $55,478,818




                                                                              Life on which

                                                                              depreciation
                                                                              in latest
                                                       Year                   Statement
                                    Accumulated     Construction      Date    of Operations
                                    Depreciation     Completed      Acquired  is Computed

            Brookwood Village Mall
            and Convenience Center
            Birmingham, Alabama     $15,164,143         1973        12/16/86  3 to 25 Years




   (a) The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The Partnership holds title to its properties free and clear from all mortgage indebtedness or other material liens or encumbrances. The aggregate cost for federal income tax purposes at December 31, 1995 is $47,590,141.

                                               Continued

                                    BROOKWOOD VILLAGE JOINT VENTURE

                                           December 31, 1995




   Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1995:

                                                      1995         1994          1993
            Real Estate

            Balance at beginning of year          $54,898,470  $53,961,916   $51,868,251

            Improvements                              580,348      936,554     2,093,665

            Balance at end of year                $55,478,818  $54,898,470   $53,961,916



                                                      1995         1994          1993
            Accumulated Depreciation

            Balance at beginning of year          $12,854,388  $10,743,771   $ 8,866,484

            Depreciation expense                    2,309,755    2,110,617     1,877,287

            Balance at end of year                $15,164,143  $12,854,388   $10,743,771