Form 10-Q
period 1996-03-31
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1996-05-02
CIK 785988

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                  BALANCE SHEETS


                                      ASSETS

                                                                March 31,     December 31,
                                                                   1996           1995
            Real estate assets:
               Multi-family apartment complex, less
                  accumulated depreciation of
                  $4,254,765 and $4,137,678,
                  respectively                                  $ 6,011,755   $ 6,119,113
               Retail centers, less accumulated
                  depreciation of $12,887,373 and
                  $12,489,601, respectively                      37,275,666    37,613,542
               Investment in Joint Venture (Note 2)              20,431,758    20,411,464
               Mortgage-backed securities ("MBS"), net of
                  accumulated amortization (Note 3)               8,140,186     8,501,911

                     Total real estate assets                    71,859,365    72,646,030

            Cash and cash equivalents                             7,834,776     8,065,906
            Other investments (Note 3)                              490,725          -
            Other assets                                            651,085       711,172

                     Total assets                               $80,835,951   $81,423,108


                                    LIABILITIES AND PARTNERS' EQUITY

            Accounts payable                                    $     2,941   $    23,879
            Accrued expenses and other liabilities (Note 4)         652,931       657,032

                     Total liabilities                              655,872       680,911

            Commitments and contingencies (Note 2)

            Partners' equity (Note 5):

               Unitholders
                (7,499,718 Units outstanding)                    80,532,934    81,088,463
               Corporate Limited Partner
                (100 Units outstanding)                               1,279         1,286
               General Partners                                    (354,134)     (347,552)

                     Total Partners' equity                      80,180,079    80,742,197

                     Total liabilities and Partners' equity     $80,835,951   $81,423,108


                     The accompanying notes are an integral
                        part of the financial statements.

                                KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                       STATEMENTS OF OPERATIONS

                                                              For the Three Months
                                                                  Ended March 31,
                                                               1996           1995

            Revenue:
              Rental                                        $1,683,311     $1,639,328
              Partnership's share of Joint Venture
                 net income (Note 2)                           190,294        189,780
              Interest income - MBS (Note 3)                   184,210        215,214
              Interest income - other                          114,163        107,045

                 Total revenue                               2,171,978      2,151,367

            Expenses:
              Operating (Note 6)                               216,766        206,290
              Maintenance                                      102,155         72,389
              General and administrative (Note 6)               80,523         71,848
              Real estate taxes                                199,866        218,799
              Management fees (Note 6)                          94,107         91,143
              Depreciation                                     514,859        494,853

                 Total expenses                              1,208,276      1,155,322

            Net income                                      $  963,702     $  996,045

            Allocation of net income (Note 5):

              Unitholders (7,499,718 Units outstanding)     $  944,415     $  976,111

              Net income per Unit of Depositary Receipt     $      .13     $      .13

              Corporate Limited Partner
                 (100 Units outstanding)                    $       13     $       13

              General Partners                              $   19,274     $   19,921

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                    For the Three Months
                                                                      Ended March 31,
                                                                     1996         1995
            Operating activities:
               Net income                                        $   963,702  $   996,045
               Adjustments to reconcile net income to net
                  cash provided by operating activities:
                     Depreciation                                    514,859      494,853
                     Partnership's share of Joint Venture
                        net income                                  (190,294)    (189,780)
                     Distribution received from Joint Venture        170,000      189,780
                     Amortization of MBS discount, net                (1,772) (1,420)
                     Decrease in other assets                         60,087      194,172
                     Decrease in accounts payable                    (20,938)    (154,146)
                     Increase (decrease) in accrued expenses
                        and other liabilities                         (4,101)      22,401

                           Net cash provided by operating
                              activities                           1,491,543    1,551,905

            Investing activities:
               Additions to fixed assets                             (69,600)     (60,047)
               Settlement of land easement                               (25)        (239)
               Principal collections on MBS                          363,497      253,926
               Increase in other investments                        (490,725)  (2,386,995)
               Distributions received from Joint Venture
                 in excess of its earnings                              -          60,220

                           Net cash used in investing
                              activities                            (196,853)  (2,133,135)

            Financing activity:
               Distributions                                      (1,525,820)  (1,518,461)

            Net decrease in cash and cash equivalents               (231,130)  (2,099,691)

            Cash and cash equivalents, beginning of period         8,065,906    7,072,127

            Cash and cash equivalents, end of period             $ 7,834,776  $ 4,972,436


                      The accompanying notes are an integral
                        part of the financial statements.

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


   (1)  Accounting Policies

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Cash Plus-II Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

        In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1996 and their results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain prior period balances have been reclassified to conform with current period financial statement presentation.

        The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2)  Investment in Joint Venture

        The Partnership and an affiliate of the Partnership each have a 50% interest in the Brookwood Village Joint Venture (the "Joint Venture"). The express purpose of entering into the Joint Venture was to acquire and operate Brookwood Village Mall and Convenience Center ("Brookwood Village"). Brookwood Village is a shopping center containing 474,138 net leasable square feet located in Birmingham, Alabama.

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

        Condensed financial statements of the Joint Venture are as follows:

                         Brookwood Village Joint Venture
                             Condensed Balance Sheets


                                      ASSETS

                                                               March 31,    December 31,
                                                                 1996           1995
                 Property, at cost                           $ 55,781,575   $ 55,478,818
                 Accumulated depreciation                     (15,657,011)   (15,164,143)
                                                               40,124,564     40,314,675
                 Other assets                                   1,203,425        867,242

                    Total assets                             $ 41,327,989   $ 41,181,917


                                   LIABILITIES AND PARTNERS' EQUITY

                 Total liabilities                           $    464,473   $    358,989

                 Partners' equity
                    The Partnership                            20,431,758     20,411,464
                    Joint Venture Partner                      20,431,758     20,411,464

                    Total Partners' equity                     40,863,516     40,822,928

                    Total liabilities and Partners' equity   $ 41,327,989   $ 41,181,917

                                    Brookwood Village Joint Venture
                                  Condensed Statements of Operations


                                                                 For the Three Months
                                                                   Ended March 31,
                                                                  1996           1995

                 Revenue                                     $  1,545,604   $  1,585,868
                 Property operating expenses                     (672,148)      (715,444)
                 Depreciation                                    (492,868)      (490,864)

                    Net income                               $    380,588   $    379,560


   (3)  Mortgage Backed Securities and Other Investments

        The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Additional information on the MBS held is approximated as follows:

                                            March 31,        December 31,
                                               1996             1995

                 Face Value                 $8,131,475       $8,494,972

                 Amortized Cost             $8,140,186       $8,501,911

                 Estimated Market Value     $8,537,000       $9,004,000

              Coupon rates of the MBS range from 8.0% to 10.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $406,000 and $542,000 at March 31, 1996 and December 31, 1995,
              respectively and unrealized losses of approximately $9,000 and $0, respectively. The Partnership does not expect to realize these gains or losses as it has the intention and ability to hold the MBS until maturity.

              At  March  31,   1996,  the  Partnership  held   investments  in
              commercial  paper   maturing  within   one  year.     The   cost
              approximates the market value.

   (4)  Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following at:

                                                March 31,    December 31,
                                                  1996          1995

                 Accrued real estate taxes      $272,774    $264,996
                 Other accrued expenses          193,730     194,249
                 Tenant security deposits        174,259     186,242
                 Prepaid rent                     12,168      11,545

                                                $652,931    $657,032

   (5)  Changes in Partners' Equity

        A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1996 is as follows:

                                                     Corporate                 Total
                                                     Limited      General     Partners'
                                      Unitholders    Partner      Partners     Equity

                 Balance at
                   December 31, 1995  $81,088,463    $   1,286   $(347,552)  $80,742,197

                 Net income               944,415           13      19,274       963,702

                 Distributions         (1,499,944)         (20)    (25,856)   (1,525,820)

                 Balance at
                   March 31, 1996     $80,532,934    $   1,279   $(354,134)  $80,180,079

   (6)  Related Party Transactions

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

        Amounts accrued or paid to the General Partners or their affiliates were as follows:

                                                  For the Three Months
                                                    Ended March 31,
                                                    1996        1995

                 Property management fees         $ 94,107    $ 91,143

                 Expense reimbursements             82,462      69,814

                   Charged to operations          $176,569    $160,957

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP



   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

   The Partnership's liquidity is derived from the operations of the Partnership's properties (Encino Oaks, Alderwood Towne Center, Canyon Place, Coral Plaza and Cumberland Glen), distributions from the Partnership's interest in the Joint Venture, earnings and collections on MBS, and interest earned on its short-term investments. The Partnership's liquidity is utilized to pay operating costs and to fund distributions to the partners.

   Management has found it necessary in recent years to have the Partnership pay a large share of tenant buildouts to attract quality tenants to our retail centers. This policy has proven to be successful in attracting tenants and maintaining high occupancies at properties where it has been undertaken and is expected to continue in 1996. In order to remain competitive in their respective markets, the Partnership's properties are anticipated to spend approximately $620,000 for fixed assets in 1996, most of which are tenant buildouts at retail centers. The Joint Venture is expected to spend approximately $306,000 for capital improvements.

   The Partnership holds MBS that are guaranteed by Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC"). The principal risks in respect to MBS are the credit worthiness of GNMA, FNMA, or FHLMC, and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General Partners believe the interest rate risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity.

   The Partnership currently enjoys significant liquidity. The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessments.

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the three months ended March 31, 1996 and the period from inception to March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership s operating performance or to cash flow as a measure of liquidity.

                                                     (In $1,000's except per Unit amounts)
                                                        For the Three Months  Inception to
                                                          Ended March 31,      March 31,
                                                                1996              1996
            Distributable Cash Flow:

            Net income for tax purposes                       $1,183            $46,259

            Items providing/not requiring or (not
               providing) the use of operating funds:

               Tax basis depreciation and amortization           431             15,260
               Acquisition expenses paid from offering
                  proceeds charged to operations                -                   248
               Partnership's share of Joint Venture
                  taxable net income                            (315)            (6,379)
               Distributions from Joint Venture                  170              8,702
               Additions to fixed assets                         (70)            (2,657)
               Amounts released from reserves
                  for capital improvements                      -                 1,020

               Total Distributable Cash Flow ("DCF")          $1,399            $62,453
               Limited Partners' Share of DCF                 $1,371            $61,204
               Limited Partners' Share of DCF per Unit        $  .18            $  8.16

               General Partners' Share of DCF                 $   28            $ 1,249
            Net Proceeds from Capital Transactions:
               Principal collections on MBS, net              $  362            $36,994
               Reinvestment of MBS principal collections        -                (3,687)

               Total Net Proceeds from Capital
                  Transactions                                $  362            $33,307
            Distributions:
               Limited Partners                               $1,500(a)         $95,318(b)
               Limited Partners' Average per Unit             $  .20(a)         $ 12.71(b)(c)
               General Partners                               $   28(a)         $ 1,249(b)

               Total Distributions                            $1,528(a)         $96,567(b)

   (a)    Represents an estimate of the distribution to be paid in May, 1996.
   (b)    Includes an estimate of the distribution to be paid in May, 1996.
   (c) Limited Partners average per Unit return of capital as of May, 1996 is $4.55 [$12.71 - $8.16].

   Operations

      Partnership

      Distributable Cash Flow decreased $90,000 for the three months ended March 31, 1996 as compared to the same period in 1995 which was primarily attributable to the lower distributions received from the Joint Venture within these periods. Overall, net income for the Partnership decreased as the increase in total expenses more than offset the 2% increase in total revenues. The increase in revenue is due mainly to rental increases for tenants renewing their leases at the Partnership's retail centers in the first quarter of 1996. Cumberland Glen's excellent location in the Atlanta, Georgia area allowed management to increase rents an average of 4% on all units in a market where there is a strong demand for multi-family housing due to the upcoming Olympics. Canyon Place's occupancy increased 11% in the three months ended March 31, 1996 as compared to the same period in 1995 due to the opening of the 14,833 square foot Jo-Ann Fabrics late in the first quarter of 1996. The favorable impact from this opening and the rise in rents at Cumberland should help to improve the Partnership's rental revenue in the future.

      MBS interest income decreased for the three months ended March 31, 1996 as compared to the same period in 1995 due to the large prepayments of principal  which took place from  1993 through  the first half
   of  1995.   As interest  rates  rose  in 1995,  these prepayments
   declined.  However, interest income will continue to decrease  as the  principal balance of  this portfolio continues to decline as
   a  result  of   repayments  and  prepayments.    Currently,   the
   prepayments have  stabilized and the  interest income  on the MBS
   has decreased  compared to  the same  period in  1995.   Interest
   income on short-term investments has increased during these same periods due to higher average cash and cash equivalent balances.

      Total expenses for the three months ended March 31, 1996 as compared to the same period in 1995 remained relatively flat with the exception of maintenance expense. Maintenance expense increased due to electrical repairs to install display lights at Alderwood. Additionally, landscaping work was done at Canyon, Encino and Alderwood to enhance their appearances, attract a greater number of customers and remain competitive in their respective markets.

      Joint Venture

      The Joint Venture's net income increased 10% for the three months ended March 31, 1996 as compared to the same period in 1995, as a decrease in property operating expenses more than offset a slight decrease in revenue. Although rental rates on lease renewals increased, a 2% decrease in occupancy coupled with a decrease in reimbursable tenant billings, derived from lower reimbursable operating expenses, resulted in the decrease in revenue.

      Property operating expenses decreased 12% for the three months ended March 31, 1996 as compared to the same period in 1995. This decrease is attributable to fees paid by the Joint Venture for an appraisal associated with a possible anchor tenant expansion in the first quarter of 1995. In addition, real estate taxes decreased as a result of a revaluation of the Joint Venture by the local taxing authority in the third quarter of 1995.

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


                    Krupp Cash Plus-II Limited Partnership
                                (Registrant)


                    BY:  /s/Robert A. Barrows
                         Robert A. Barrows
                         Treasurer and Chief Accounting officer of the Krupp Corporation, a General Partner


   DATE:  April 30, 1996