Form 10-Q
period 1996-06-30
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1996-08-05
CIK 785988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    June 30, 1996

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

                         PART I.  FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS

  This  Form 10-Q contains  forward-looking statements  within the  meaning of
  Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                 June 30,     December 31,
                                                                   1996           1995
            Real estate assets:
               Multi-family apartment complex, less
                  accumulated depreciation of $4,372,965
                  and $4,137,678, respectively                  $ 5,911,507   $ 6,119,113
               Retail centers, less accumulated
                  depreciation of $13,292,174 and $12,489,601,
                  respectively                                   36,945,083    37,613,542
               Investment in Joint Venture (Note 2)              20,036,909    20,411,464
               Mortgage-backed securities ("MBS"), net of
                  accumulated amortization (Note 3)               7,806,545     8,501,911

                     Total real estate assets                    70,700,044    72,646,030

            Cash and cash equivalents                             6,071,235     8,065,906
            Other investments (Note 3)                            2,755,238          -
            Other assets                                            591,515       711,172

                     Total assets                               $80,118,032   $81,423,108


                                   LIABILITIES AND PARTNERS' EQUITY

            Accounts payable                                    $     2,560   $    23,879
            Accrued expenses and other liabilities (Note 4)         727,312       657,032

                     Total liabilities                              729,872       680,911

            Commitments and contingencies (Note 2)

            Partners' equity (Note 5):

               Unitholders
                (7,499,718 Units outstanding)                    79,754,276    81,088,463
               Corporate Limited Partner
                (100 Units outstanding)                               1,268         1,286
               General Partners                                    (367,384)     (347,552)

                     Total Partners' equity                      79,388,160    80,742,197

                     Total liabilities and Partners' equity     $80,118,032   $81,423,108

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                             For the Three Months Ended   For the Six Months Ended
                                                     June 30,                     June 30,
                                                1996            1995         1996           1995
    Revenue:
      Rental                                 $1,617,923       $1,606,838  $3,301,234   $3,246,166
      Partnership's share of Joint Venture
         net income (Note 2)                     67,651          115,003     257,945      304,783
      Interest income - MBS (Note 3)            176,982          207,446     361,192       422,660
      Interest income - other                   113,920          116,010     228,083      223,055

         Total revenue                        1,976,476        2,045,297   4,148,454    4,196,664

    Expenses:
      Operating (Note 6)                        243,008          198,808     459,774      405,098
      Maintenance                               134,120          124,493     236,275      196,882
      General and administrative (Note 6)        43,844           88,998     124,367      160,846
      Real estate taxes                         199,195          209,635     399,061      428,434
      Management fees (Note 6)                   97,293           92,281     191,400      183,424
      Depreciation                              523,001          496,069   1,037,860     990,922

         Total expenses                       1,240,461        1,210,284   2,448,737    2,365,606

    Net income                               $  736,015       $  835,013  $1,699,717   $1,831,058


    Allocation of net income (Note 5):

      Unitholders (7,499,718 Units
         outstanding)                        $  721,286       $  818,302  $1,665,701   $1,794,413

      Net income per Unit of Depositary
         Receipt                             $      .09       $      .11  $      .22   $      .24

      Corporate Limited Partner (100
         Units outstanding)                  $        9       $       11  $       22   $       24

      General Partners                       $   14,720       $   16,700  $   33,994   $   36,621

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                    For the Six Months
                                                                      Ended June 30,
                                                                   1996           1995

            Operating activities:
               Net income                                      $ 1,699,717    $ 1,831,058
               Adjustments to reconcile net income to net
                  cash provided by operating activities:
                     Depreciation                                1,037,860        990,922
                     Partnership's share of Joint Venture
                        net income                                (257,945)      (304,783)
                     Distributions received from Joint
                        Venture                                    257,945        304,783
                     Amortization of MBS discount, net              (3,440)        (1,539)
                     Decrease in other assets                      119,657        313,556
                     Decrease in accounts payable                  (21,319)      (186,708)
                     Increase in accrued expenses and other
                        liabilities                                 70,280         81,519

                        Net cash provided by operating
                           activities                            2,902,755      3,028,808

            Investing activities:
               Additions to fixed assets                          (161,770)      (107,035)
               Settlement of land easement                             (25)          (239)
               Principal collections on MBS                        698,806        613,828
               Increase in other investments                    (2,755,238)    (3,222,357)
               Distributions received from Joint Venture
                  in excess of its earnings                        374,555        402,717

                        Net cash used in investing activities   (1,843,672)    (2,313,086)

            Financing activity:
               Distributions                                    (3,053,754)    (3,047,808)


            Net decrease in cash and cash equivalents           (1,994,671)    (2,332,086)

            Cash and cash equivalents, beginning of period       8,065,906      7,072,127

            Cash and cash equivalents, end of period           $ 6,071,235    $ 4,740,041

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

        In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. Certain prior period balances have been reclassified to conform with current period financial statement presentation.

        The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

  (2)   Investment in Joint Venture, Continued

        Condensed financial statements of the Joint Venture are as follows:

                         Brookwood Village Joint Venture
                            Condensed Balance Sheets

                                     ASSETS

                                                               June 30,     December 31,
                                                                 1996           1995

                 Property, at cost                           $ 55,799,649   $ 55,478,818
                 Accumulated depreciation                     (16,159,133)   (15,164,143)
                                                               39,640,516     40,314,675
                 Other assets                                     981,598        867,242

                    Total assets                             $ 40,622,114   $ 41,181,917


                                    LIABILITIES AND PARTNERS' EQUITY

                 Total liabilities                           $    548,296   $    358,989

                 Partners' equity
                    The Partnership                            20,036,909     20,411,464
                    Joint Venture Partner                      20,036,909     20,411,464
                    Total Partners' equity                     40,073,818     40,822,928

                    Total liabilities and Partners' equity   $ 40,622,114   $ 41,181,917


                                     Brookwood Village Joint Venture
                                   Condensed Statements of Operations


                                             For the Three Months      For the Six Months
                                                Ended June 30,            Ended June 30,
                                               1996        1995         1996         1995

              Revenue                       $1,401,853  $1,470,629  $ 2,947,457  $ 3,056,497
              Property operating expenses     (764,429)   (731,135)  (1,436,577)  (1,446,579)
              Depreciation                    (502,122)   (509,488)    (994,990)  (1,000,352)

                 Net income                 $  135,302  $  230,006  $   515,890  $   609,566


  (3)   Mortgage Backed Securities and Other Investments

        The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Additional information on the MBS held is as follows:

                                                              June 30,      December 31,
                                                                1996           1995
                    Face Value                               $7,796,166     $8,494,972

                    Amortized Cost                           $7,806,545     $8,501,911

                    Estimated Market Value                   $8,120,000     $9,004,000

        Coupon rates of the MBS range from 8.0% to 10.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $340,000 and $542,000 at June 30, 1996 and December 31, 1995, respectively and unrealized losses of approximately $27,000 and $0, respectively. The Partnership does not expect to realize these gains or losses as it has the intention and ability to hold the MBS until maturity.

        At June 30, 1996, the Partnership held investments in commercial paper maturing within one year. The cost approximates the market value.

  (4)   Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following:

                                                             June 30,       December 31,
                                                               1996             1995

                  Accrued real estate taxes                  $336,173        $264,996
                  Other accrued expenses                      208,939         194,249
                  Tenant security deposits                    174,987         186,242
                  Prepaid rent                                  7,213          11,545

                                                             $727,312        $657,032

  (5)   Changes in Partners' Equity

        A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1996 is as follows:

                                                     Corporate                 Total
                                                     Limited      General     Partners'
                                      Unitholders    Partner      Partners     Equity

                 Balance at
                   December 31, 1995  $81,088,463    $   1,286   $(347,552)  $80,742,197

                 Net income             1,665,701           22      33,994     1,699,717

                 Distributions         (2,999,888)         (40)    (53,826)   (3,053,754)

                 Balance at
                   June 30, 1996      $79,754,276    $   1,268   $(367,384)  $79,388,160

  (6) Related Party Transactions

      Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate up to 6% of the gross receipts net of leasing commissions from commercial properties under management and up to 5% of the gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll, and with the preparation and mailing of reports and other communications to the Unitholders.

      Amounts accrued or paid to the General Partners or their affiliates are as follows:

                                             For the Three Months     For the Six Months
                                                Ended June 30,           Ended June 30,
                                              1996         1995       1996         1995

                   Property management fees $ 97,293     $ 92,281   $191,400     $183,424

                   Expense reimbursements     63,532       82,819    145,994      152,633

                      Charged to operations $160,825     $175,100   $337,394     $336,057

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

  Management has found it necessary in recent years to have the Partnership pay a large share of tenant buildouts to attract quality tenants to our retail centers. This policy has proven to be successful in attracting tenants and maintaining high occupancies at properties where it has been undertaken and is expected to continue in 1996. In order to remain competitive in their respective markets, the Partnership's properties are anticipated to spend approximately $722,000 for fixed assets in 1996, most of which are tenant buildouts at retail centers. The Joint Venture is expected to spend approximately $846,000 for capital improvements.

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


  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

  Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the six months ended June 30, 1996 and the period from inception to June 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                                     (In $1,000's except per Unit amounts)
                                                         For the Six Months   Inception to
                                                           Ended June 30,       June 30,
                                                                1996              1996
            Distributable Cash Flow:
            Net income for tax purposes                       $2,150            $47,226
            Items providing/not requiring or (not
               providing) the use of operating funds:

               Tax basis depreciation and amortization           863             15,692
               Acquisition expenses paid from offering
                  proceeds charged to operations                 -                  248
               Partnership's share of Joint Venture
                  taxable net income                            (512)            (6,576)
               Distributions from Joint Venture                  633              9,165
               Additions to fixed assets                        (162)            (2,749)
               Amounts released from reserves
                  for capital improvements                       -                1,020

               Total Distributable Cash Flow ("DCF")          $2,972            $64,026

               Unitholders' Share of DCF                      $2,913            $62,746

               Unitholders' Share of DCF per Unit             $  .39            $  8.37 (c)

               General Partners' Share of DCF                 $   59            $ 1,280

            Net Proceeds from Capital Transactions:
               Principal collections on MBS, net              $  695            $37,327
               Reinvestment of MBS principal collections         -               (3,687)

               Total Net Proceeds from Capital
                  Transactions                                $  695            $33,640

            Distributions:

               Unitholders                                    $3,000 (a)        $96,818 (b)
               Unitholders' Average per Unit                  $  .40 (a)        $  12.91(b)(c)
               General Partners                               $   59 (a)        $ 1,280 (b)
               Total Distributions                            $3,059 (a)        $98,098 (b)

  (a) Represents distributions paid in 1996, except the February, 1996 distribution, which relates to 1995 cash flows and includes an estimate of the distribution to be paid in August, 1996.
  (b)   Includes an estimate of the distribution to be paid in August, 1996.
  (c) Unitholders' average per Unit return of capital as of August, 1996 is $4.54 [$12.91-$8.37].

  Operations

         Partnership

      Distributable Cash Flow decreased $106,000 for the six months ended June 30, 1996 as compared to the same period in 1995 as a result of decreased distributions received from the Joint Venture and an increase in capital improvements at the Partnership's properties. Net income of the Partnership decreased for the three and six months ended June 30, 1996 as compared to the same periods in 1995 as a rise in total expenses offset relatively stable revenue. Alderwood Towne Center ("Alderwood") and Canyon Place ("Canyon") experienced swings in occupancy during these three and six month periods. Alderwood's decrease in occupancy was a result of the eviction and write off of Abodio, a 9,742 square foot tenant, in the second quarter of 1996. At Canyon, the 14,833 square foot Jo-Ann Fabrics opened late in the first quarter of 1996, favorably impacting revenue for the remainder of 1996. Rental revenue at Cumberland Glen remained relatively stable during the three and six months ended June 30, 1996 as compared to the same periods in 1995. A strong demand for multi-family housing as a result of a rise in population and jobs in Atlanta, allowed management to increase rents during the first quarter of 1996. These rental increases were offset, however, by a 2% decrease in occupancy during the second quarter of 1996.

      MBS interest income decreased for the three and six months ended June 30, 1996 as compared to the same period in 1995 due to the large prepayments and repayments of principal. Interest income on short-term investments remained relatively stable during these same periods as cash balances begin to level off.

      Total expenses increased for the three and six months ended June 30, 1996 as compared to the same periods in 1995. The increase in total expenses is attributable to a rise in operating and maintenance expenses offset by a decline in general and administrative expense. Operating expense increased as a result of prior years' insurance refunds received in the second quarter of 1995. Maintenance expense increased due to landscaping work at Alderwood, Canyon and Encino completed in the first and second quarters of 1996 and electrical repairs to install display lights at Alderwood in the first quarter of 1996.

      Joint Venture

      Joint Venture  net income decreased for  the three and six  months ended
      June 30, 1996 as compared to the same periods in 1995, as the Joint Venture experienced both a decrease in revenue and an increase in property operating expenses within these two periods. The decrease in revenue is due to lower occupancy as a result of the move out of The Ox Restaurant, a 13,484 square foot tenant, in the second quarter of 1996, which more than offset the increase in rental rates on certain lease renewals. Additionally, revenue was impacted by a decrease in reimbursable tenant billings derived from lower reimbursable operating expenses between the two periods.

      Property operating expenses for the three months ended June 30, 1996 increased when compared to the same period of 1995, as operating and maintenance expense increases more than offset a decrease in real estate taxes. The increase in operating expense is due to prior years' insurance refunds received in the second quarter of 1995 and increased reimbursable expenses incurred in connection with the operation of the Joint Venture, including computer, accounting, travel, insurance, legal and payroll costs. Maintenance expense increased as the Joint Venture performed preventive maintenance in the second quarter of 1996, including repairs to the mall parking lot. Real estate taxes decreased as a result of a revaluation of the Joint Venture by the local taxing authority in the third quarter of 1995. This decrease is expected to make a positive impact for the remainder of 1996.

      For the six months ended June 30, 1996, property operating expenses decreased as compared to the same period in 1995. These expenses changed for the same reasons as discussed above. However, the decrease in real estate taxes more than offset the increase in operating and maintenance expenses.

  General

  In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

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


                 Krupp Cash Plus-II Limited Partnership
                             (Registrant)

                 BY:  /s/Robert A. Barrows
                       Robert A. Barrows
                       Treasurer and Chief Accounting Officer of the Krupp Corporation, a General Partner



  DATE:  July   , 1996