Form 10-Q
period 1996-09-30
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1996-11-04
CIK 785988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996

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

                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                              BALANCE SHEETS


                                  ASSETS

                                                September 30, December31,
                                                    1996          1995
Real estate assets:
   Multi-family apartment complex, less
     accumulated depreciation of $4,494,847
     and $4,137,678, respectively                $ 5,844,931  $ 6,119,113
   Retail centers, less accumulated
     depreciation of $13,716,124 and
     $12,489,601, respectively                    36,612,605   37,613,542
   Investment in Joint Venture (Note 2)           19,824,570   20,411,464
   Mortgage-backed securities ("MBS"), net of
     accumulated amortization (Note 3)             7,501,412    8,501,911

        Total real estate assets                  69,783,518   72,646,030

Cash and cash equivalents                          9,113,581    8,065,906
Other assets                                         550,375      711,172

        Total assets                             $79,447,474  $81,423,108


                     LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                 $      -     $    23,879
Accrued expenses and other liabilities (Note 4)      741,475      657,032

        Total liabilities                            741,475      680,911

Commitments and contingencies (Note 2)

Partners' equity (Note 5):

   Unitholders
     (7,499,718 Units outstanding)                79,086,604   81,088,463
   Corporate Limited Partner
     (100 Units outstanding)                           1,259        1,286
   General Partners                                 (381,864)    (347,552)

        Total Partners' equity                    78,705,999   80,742,197

        Total liabilities and Partners' equity   $79,447,474  $81,423,108

                  The accompanying notes are an integral
                     part of the financial statements.

                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                         STATEMENTS OF OPERATIONS

                          For the Three Months Ended   For the Nine Months Ended
                                 September 30,                September 30,
                              1996          1995          1996          1995
Revenue:
   Rental                  $1,656,759    $1,672,313    $4,957,993    $4,918,479
   Partnership's share of
     Joint Venture net
     income (Note 2)          162,661       138,241       420,606       443,024
   Interest income - MBS
     (Note 3)                 165,957       200,843       527,149       623,503
   Interest income - other    124,463       122,907       352,546       345,962

        Total revenue       2,109,840     2,134,304     6,258,294     6,330,968

Expenses:
   Operating (Note 6)         246,089       235,091       705,863       640,189
   Maintenance                107,445       140,098       343,720       336,980
   General and adminis-
     trative (Note 6)          70,799        87,646       195,166       248,492
   Real estate taxes          194,873       218,509       593,934       646,943
   Management fees (Note 6)    95,534        95,529       286,934       278,953
   Depreciation               545,832       507,400     1,583,692     1,498,322

        Total expenses      1,260,572     1,284,273     3,709,309     3,649,879

Net income                 $  849,268    $  850,031    $2,548,985    $2,681,089

Allocation of net income
   (Note 5):

   Unitholders (7,499,718
     Units outstanding)    $  832,271    $  833,019    $2,497,972    $2,627,432

   Net income per Unit of
     Depositary Receipt    $      .11    $      .11    $      .33    $      .35

   Corporate Limited Partner
     (100 Units
      outstanding)         $       11    $       11    $       33    $       35

   General Partners        $   16,986    $   17,001     $   50,980    $   53,622


                      The accompanying notes are an integral
                         part of the financial statements.

                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS


                                                   For the Nine Months Ended
                                                         September 30,
                                                       1996         1995
Operating activities:
   Net income                                      $ 2,548,985  $ 2,681,089
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                1,583,692    1,498,322
         Partnership's share of Joint Venture
            net income                                (420,606)    (443,024)
         Distributions received from Joint Venture     420,606      443,024
         Amortization of MBS discount, net              (2,009)      (2,003)
         Decrease in other assets                      160,797      274,673
         Decrease in accounts payable                  (23,879)    (211,793)
         Increase in accrued expenses and other
            liabilities                                 84,443      296,808

               Net cash provided by operating
                  activities                         4,352,029    4,537,096

Investing activities:
   Additions to fixed assets                          (308,548)    (203,905)
   Settlement of land easement                             (25)      (2,658)
   Principal collections on MBS                      1,002,508      908,600
   Distributions received from Joint Venture
      in excess of its earnings                        586,894      601,976

               Net cash provided by investing
                  activities                         1,280,829    1,304,013

Financing activity:
   Distributions                                    (4,585,183)  (4,579,940)

Net increase in cash and cash equivalents            1,047,675    1,261,169

Cash and cash equivalents, beginning of period       8,065,906    7,072,127

Cash and cash equivalents, end of period           $ 9,113,581  $ 8,333,296

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

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. Certain prior period balances have been reclassified to conform with current period financial statement presentation.

     The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

     Condensed financial statements of the Joint Venture are as follows:

                              Brookwood Village Joint Venture
                                 Condensed Balance Sheets


                                           ASSETS

                                                September 30,  December 31,
                                                    1996           1995
     Property, at cost                          $ 55,896,913   $ 55,478,818
     Accumulated depreciation                    (16,663,554)   (15,164,143)
                                                  39,233,359     40,314,675
     Other assets                                  1,065,064        867,242

        Total assets                            $ 40,298,423   $ 41,181,917


                      LIABILITIES AND PARTNERS' EQUITY

     Total liabilities                          $    649,283   $    358,989

     Partners' equity
        The Partnership                           19,824,570     20,411,464
        Joint Venture Partner                     19,824,570     20,411,464

        Total Partners' equity                    39,649,140     40,822,928

        Total liabilities and Partners' equity  $ 40,298,423   $ 41,181,917

                       Brookwood Village Joint Venture
                     Condensed Statements of Operations


                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                   1996       1995         1996         1995

  Revenue                       $1,557,553 $1,555,064  $ 4,505,010   $ 4,611,561
  Property operating expenses     (727,810)  (687,205)  (2,164,387)   (2,133,784)
  Depreciation                    (504,421)  (591,377)  (1,499,411)   (1,591,729)

     Net income                 $  325,322 $  276,482  $   841,212   $   886,048


(3)  Mortgage Backed Securities

     The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Additional information on the MBS held is as follows:

                                              September 30,    December 31,
                                                  1996             1995

        Face Value                            $ 7,492,464      $ 8,494,972

        Amortized Cost                        $ 7,501,412      $ 8,501,911

        Estimated Market Value                $ 7,817,000      $ 9,044,000

     Coupon rates of the MBS range from 8.0% to 10.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $339,000 and $542,000 at September 30, 1996 and December 31, 1995, respectively and unrealized losses of approximately $23,000 and $0, respectively. The Partnership does not expect to realize these gains or losses as it has the intention and ability to hold the MBS until maturity.

(4)  Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:

                                                 September 30,  December 31,
                                                     1996           1995

      Accrued real estate taxes                    $318,434      $264,996
      Other accrued expenses                        219,536       194,249
      Tenant security deposits                      169,657       186,242
      Prepaid rent                                   33,840        11,545

                                                   $741,467      $657,032

(5)  Changes in Partners' Equity

     A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1996 is as follows:

                                        Corporate                  Total
                                         Limited     General     Partners'
                           Unitholders   Partner     Partners     Equity

     Balance at
       December 31, 1995   $81,088,463  $   1,286   $(347,552)  $80,742,197

     Net income              2,497,972         33      50,980     2,548,985

     Distributions          (4,499,831)       (60)    (85,292)   (4,585,183)

     Balance at
       September 30, 1996  $79,086,604  $   1,259   $(381,864)  $78,705,999

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

     Amounts accrued or paid to the General Partners or their affiliates are as follows:

                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                  1996         1995      1996         1995


       Property management fees $ 95,534     $ 95,529  $286,934     $278,953

       Expense reimbursements     83,067       87,728   229,061      240,361

          Charged to operations $178,601     $183,257  $515,995     $519,314

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

Management has found it necessary in recent years to have the Partnership pay a large share of tenant buildouts to attract quality tenants to our retail centers. This policy has proven to be successful in attracting tenants and maintaining high occupancies at properties where it has been undertaken and is expected to continue in 1996. In order to remain competitive in their respective markets, the Partnership's properties are anticipated to spend approximately $635,000 for fixed assets in 1996, most of which are tenant buildouts at retail centers. The Joint Venture is expected to spend approximately $847,000 for capital improvements.

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

Distributable Cash Flow and Net Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement for the nine months ended September 30, 1996 and the period from inception to September 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                         (In $1,000's except per Unit amounts)
                                           For the Nine Months   Inception to
                                           Ended September 30,   September 30,
                                                  1996               1996
Distributable Cash Flow:

Net income for tax purposes                     $3,242            $48,318

Items providing/not requiring or (not
   providing) the use of operating funds:

   Tax basis depreciation and amortization       1,294             16,123
   Acquisition expenses paid from offering
      proceeds charged to operations              -                   248
   Partnership's share of Joint Venture
      taxable net income                          (797)            (6,861)
   Distributions from Joint Venture              1,008              9,540
   Additions to fixed assets                      (309)            (2,896)
   Amounts released from reserves
      for capital improvements                    -                 1,020

   Total Distributable Cash Flow ("DCF")        $4,438            $65,492

   Unitholders' Share of DCF                    $4,349            $64,182

   Unitholders' Share of DCF per Unit           $  .58            $  8.56 (c)

   General Partners' Share of DCF               $   89            $ 1,310

Net Proceeds from Capital Transactions:
   Principal collections on MBS                 $1,000            $37,632
   Reinvestment of MBS principal collections      -                (3,687)

   Total Net Proceeds from Capital
      Transactions                              $1,000            $33,945

Distributions:
   Unitholders                                  $4,500 (a)        $98,318 (b)
   Unitholders' Average per Unit                $  .60 (a)        $ 13.11 (b)(c)
   General Partners                             $   89 (a)        $ 1,310 (b)
   Total Distributions                          $4,589 (a)        $99,628 (b)

(a) Represents distributions paid in 1996, except the February, 1996 distribution, which relates to 1995 cash flow and includes an estimate of the distribution to be paid in November, 1996.
(b)  Includes an estimate of the distribution to be paid in November, 1996.
(c) Unitholders' average per Unit return of capital as of November, 1996 is $4.55 [$13.11 - $8.56].

Operations

   Partnership

   Distributable Cash Flow decreased $88,000 for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of decreased distributions received from the Joint Venture and an increase in capital improvements at the Partnership's properties. Although net income of the Partnership stayed relatively stable for the three months ended September 30, 1996 as compared to the same period in 1995, net income decreased between the two nine month periods by approximately 5%.

   Total revenue decreased for the three and nine months ending September 30, 1996 as compared to the same periods in 1995. Alderwood Towne Center ("Alderwood") and Canyon Place ("Canyon") experienced swings in occupancy during this time. Alderwood's decrease in occupancy was a result of the eviction of Abodio, a 9,742 square foot tenant, in the second quarter of 1996. Clothestime, a 3,265 square foot tenant chose not to renew their lease in the third quarter. At Canyon, the 14,833 square foot Jo-Ann Fabrics opened late in the first quarter of 1996, favorably impacting rental revenue for the remainder of 1996. Although market conditions in Atlanta have somewhat declined, relatively steady occupancy as well as increased rental rates instituted during the first half of 1996, increased revenue at Cumberland Glen. MBS interest income decreased for the three and nine months ended September 30, 1996 as compared to the same period in 1995, due to prepayments and repayments of principal. Interest income on short-term investments remained relatively stable during these same periods as cash balances have leveled off.

   Total expenses decreased for the three months ended September 30, 1996 as compared to the same period in 1995. The decrease in total expenses is primarily attributable to both lower maintenance expenditures and a decrease in real estate taxes. Maintenance decreased as a result of preventative maintenance work completed in 1995 on the parking lots at Cumberland Glen, Encino Oaks and Canyon as well as roofing repairs at Alderwood. Real estate taxes decreased due to the revaluation of Coral Plaza by the local taxing authority during 1996. This decrease is expected to make a positive impact for the remainder of 1996.

   Total expenses increased for the nine months ended September 30, 1996 as compared to the same period in 1995. Increases in operating and depreciation expenses more than offset the decreases in real estate taxes and general and administrative expenses. Operating expense increased as a result of prior years' insurance refunds received in the second quarter of 1995. Depreciation expense increased in conjunction with a higher number of capital improvements performed in 1996 to enhance the appearance of the Partnership's properties. Real estate taxes decreased as a result of the revaluation of Coral Plaza during 1996.

   Joint Venture

   Overall, net income, before depreciation, decreased for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. Revenue for the third quarter of 1996 remained relatively stable when compared to the third quarter of 1995. However, for the two nine month periods, revenue decreased as a result of lower reimbursable tenant billings derived from a combination of lower occupancy and lower reimbursable operating expenses in 1996.

   Interest income on investments also decreased during the three and nine month periods due to lower average cash and cash equivalent balances in 1996.

   The increase in property expenses for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to an increase in real estate taxes. The increase in real estate taxes is a result of an abatement of 1994 real estate taxes in the third quarter of 1995 as the Joint Venture was reassessed by the local taxing authority.

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




DATE: October 30, 1996