Form 10-K
period 1996-12-31
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1997-03-31
CIK 785988

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                                FORM 10-K



     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the fiscal year end       December 31, 1996

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


Securities registered pursuant to Section 12(g) of the Act:Depositary
                                                           Receipts
                                                           representing
                                                           Units of
                                                           Limited
                                                           Partner
                                                           Interests

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

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference: Part IV, Item 14.

The exhibit index is located on pages 11-15.

The total number of pages in this document is 46.

                                 PART I

  This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

On March 28, 1986 the Partnership commenced the marketing and sale of 7,500,000 units of Depositary Receipts ("Units") for a maximum offering of $150,000,000. The Partnership raised $149,845,812 from its public offering. The Partnership invested the net proceeds from the offering in a portfolio of unleveraged real estate (see Item 2 - Properties) and mortgage backed securities ("MBS") issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC") (see Note E to Financial Statements, included in Item 8 (Appendix A) of this report). The holding period for the portfolio of unleveraged real estate was anticipated to be 5 to 10 years from the date of acquisition. However, the holding period was to be aligned with the delivery of the Partnership's objectives, as defined in the Partnership's Prospectus, with the clear understanding that the Partnership must be dissolved by December 31, 2025.
Unfortunately, due to the economic downturn in the retail segment, the objectives of the Partnership have not been achieved. The General Partners expect to sell each property when they believe they can best maximize the return to their investors. The Partnership considers itself to be engaged only in the industry segment of investment in real estate and related assets.

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

As of December 31, 1996, there were 5 full and part-time on-site personnel employed by the Partnership.

ITEM 2.  PROPERTIES

As of December 31, 1996, the Partnership has unleveraged investments in four retail centers with an aggregate of 364,894 square feet of leasable space and one apartment complex with 222 units, all of which are wholly-owned by the Partnership. In addition, the Partnership has an unleveraged joint venture investment (the "Joint Venture") in a shopping center with 474,138 square feet of leasable space. Additional detailed information with respect to individual properties is contained in Note D to the Financial Statements, Schedule III and the Separate Financial Statements for Brookwood Village Joint Venture included in Item 8 (Appendix A) of this report.

A summary of the Partnership's real estate investments is presented below.

                                                            Average Occupancy
                                     Current Leasable       For the Year Ended
                          Year of   Square Footage/           December 31,
Description            Acquisition      Units       1996  1995  1994  1993  1992

  Commercial

Encino Oaks
Shopping Center
Encino, California         1986     52,380 Sq. Ft.   96%   99%   100%   97%  97%

Alderwood Towne Center
Lynnwood, Washington       1986    105,346 Sq. Ft.   92%  100%    99%  100%  97%

Canyon Place
Shopping Center
Portland, Oregon           1986    157,283 Sq. Ft.   95%   90%    82%   83%  87%

Coral Plaza
Shopping Center
Oak Lawn, Illinois         1987     49,885 Sq. Ft.   85%   85%    87%   88%  90%

Brookwood Village Mall
and Convenience Center
Birmingham, Alabama (1)    1986   474,138 Sq. Ft.  92%   94%    95%   91%  84%

 Residential

Cumberland Glen Apartments
Smyrna, Georgia            1987       222 units      94%   96%    97%   96%  92%

(1)The Partnership has a 50% joint venture interest in this property.

The Partnership has no present plans for major improvements or developments of its unleveraged real estate. Only improvements necessary to keep the Partnership's properties competitive in their respective markets were completed in 1996 and are expected to be completed in the next year.

There were 11 tenants which occupied 10% or more of their respective leasable space as of December 31, 1996.

ITEM 3.   LEGAL PROCEEDINGS

As of December 31, 1996 there were no material pending legal proceedings to which the Partnership was a party or to which any of its property was the subject. Subsequent to year end, the Partnership, its Joint Venture Partner (collectively the "Joint Venture Partners"), and Brookwood Village Joint Venture, among others, were named as defendants in a lawsuit filed by the previous owner of Brookwood Village Mall and Convenience Center related to a $5,000,000 lien retained by the seller. On February 28, 1997, Brookwood Village paid the discounted amount of $4,300,000 to release the lien and settle the lawsuit. The Partnership and its Joint Venture Partner each made capital contributions of $2,150,000 to fund the settlement payment. See Note K to the Financial Statements included in Item 8 (Appendix A) of this report for further discussion of this matter.

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

The number of Investor Limited Partners ("Unitholders") as of December 31, 1996 was approximately 9,600.

The Partnership has made the following distributions to its Partners during the years ended December 31, 1996 and 1995:

                                       Year Ended December 31,
                                      1996                 1995
                                Amount   Per Unit     Amount    Per Unit

Limited Partners:

  Unitholders
  (7,499,718 Units)          $5,999,775   $.80     $5,999,775      $.80

  Corporate Limited Partner
  (100 Units)                        80    .80             80       .80

General Partners                114,605               109,044
                             $6,114,460            $6,108,899


One of the objectives of the Partnership is to make partially tax sheltered distributions of cash flow generated by the Partnership's properties and MBS. However, there is no assurance that future operations will continue to generate sufficient cash to maintain the current level of distributions and to provide sufficient liquidity for the Partnership. The Partnership made distributions of $.20 per Unit, per quarter to its investors and expects to increase the distribution rate to $.25 per Unit, per quarter, beginning with the distribution payable in May, 1997.

ITEM 6.          SELECTED FINANCIAL DATA
The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 (Appendix A) of this report, respectively.

                   1996          1995           1994         1993        1992

Total revenue   $ 3,764,199  $ 8,367,001  $ 8,022,513 $ 8,432,254   $  8,719,084

Net income
 (loss)         (1,455,849)   3,388,472     3,064,617  3,232,087      3,451,547

Net income (loss)
  allocated to
  Partners:

 Unitholders   (1,426,713)    3,320,658     3,003,285   3,167,403      3,382,471
 Per Unit            (.19)          .44           .40         .42            .45

 Corporate Limited
 Partner              (19)           44            40          42           45

  General
   Partners       (29,117)        67,770       61,292       64,642      69,031

Total assets at
  December 31  74,063,426     81,423,108     84,349,429   87,285,456  97,595,990

Distributions:

Unitholders     5,999,775      5,999,775      6,012,096   13,495,370   6,003,028
 Per Unit(a)         .80            .80            .80         1.80        .80

  Corporate Limited
     Partner         80             80             80          180          80

 General
   Partners           114,605        109,044  89,729       89,558       116,273


(a)During the years ended December 31, 1996, 1995, 1994, 1993and 1992 the Limited Partners' average Per Unit return ofcapital was $.09, $.04, $.20, $1.21, and $.13, respectively.

  Prior performance of the Partnership is not necessarily   indicative of
  future operations.

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

Liquidity and Capital Resources

The Partnership's liquidity is derived from the operations of the Partnership's properties (Encino Oaks, Alderwood Towne, Canyon Place, Coral Plaza and Cumberland Glen), distributions from the Partnership's interest in the Joint Venture, earnings and principal collections on MBS, and interest earned on its short-term investments. The Partnership's liquidity is utilized to pay operating costs and to fund distributions to the Partners.

Management has found it necessary in recent years to have the Partnership pay a large share of tenant buildouts to attract quality tenants to its retail centers. This policy has proven to be successful in attracting tenants and maintaining high occupancies at properties where it has been undertaken and is expected to continue in 1997. In order to remain competitive in their respective markets, the Partnership's properties are anticipated to spend approximately $850,000 for capital improvements in 1997, most of which are tenant buildouts at retail centers.

Currently, the Joint Venture is pursuing leasing options to fill the space vacated by Yieldings, a 21,307 square foot tenant, on December 31, 1996. The Joint Venture is expected to spend approximately $884,000 for fixed assets in 1997, including tenant improvements, upgrades to the appearance of the exteriors of the buildings, parking garage lighting and bridge improvements.

The Partnership holds MBS that are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), and the Federal Home Mortgage Corporation ("FHLMC"). The principal risks in respect to MBS are the credit worthiness of GNMA, FNMA, or FHLMC, and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General Partners believe the interest rate risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity. Principal collections on MBS have stabilized since 1994 because steady interest rates have slowed the pace of refinancings that were experienced in 1994.

Subsequent to year end, the Joint Venture Partners and Brookwood Village Joint Venture were named as defendants in a lawsuit filed by the previous owners of Brookwood Village Mall and Convenience Center related to a $5,000,000 lien retained by the seller. On February 28, 1997, Brookwood Village Joint Venture paid the discounted amount of $4,300,000 to the previous owner to release the lien and settle the lawsuit. The payment was funded by capital contributions of $2,150,000 from each of the Joint Venture Partners. See Note K to the Financial Statements included in Item 8 (Appendix A) of this report for further discussion of this matter.

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital the Partnership should maintain. As of December 31, 1996 the Partnership had significant liquid resources. Therefore, the General Partners have increased the annual distribution rate from $.80 per Unit to $1.00 per Unit in 1997, beginning with the distribution payable in May, 1997.



Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement for the year ended December 31, 1996 and the period from inception to December 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                  (In $1,000's except per Unit amounts)
                                      For the Year       Inception to
                                    Ended December 31,   December 31,
                                           1996              1996
Distributable Cash Flow:

Net income (loss) for tax purposes      $ 4,052            $ 49,128

Items providing/not requiring or
  (not providing) the use of
  operating funds:
  Tax basis depreciation and
     amortization                         1,753              16,582
  Acquisition expenses paid from
     offering proceeds charged
     to operations                         -                    248
  Partnership's share of Joint
     Venture taxable net loss            (1,201)             (7,265)
  Distributions from Joint Venture        1,376               9,908
  Additions to fixed assets                (629)             (3,216)
  Amounts released from reserves
     for capital improvements              -                  1,020

  Total Distributable Cash Flow ("DCF") $ 5,351            $ 66,405

  Unitholders' Share of DCF             $ 5,244            $ 65,077

  Unitholders' Share of DCF
     per Unit                           $   .70            $   8.68(c)

  General Partners' Share of DCF        $   107            $  1,328

Net Proceeds from Capital Transactions:

  Principal collections on MBS, net     $ 1,368            $ 38,000
  Reinvestment of MBS principal
     collections                           -                 (3,687)

  Total Net Proceeds from Capital
     Transactions                       $ 1,368            $ 34,313

Distributions:
  Unitholders'                          $ 6,000(a)         $ 99,818(b)
  Unitholders' Average
     per Unit                           $   .80(a)         $  13.31(b)(c)
  General Partners                      $   107(a)         $  1,328(b)

  Total Distributions                   $ 6,107(a)         $101,146(b)

(a)Represents distributions paid in 1996, except the February, 1996 distribution which relates to 1995 cash flow, and includes an estimate of the distribution to be paid in February, 1997.
(b)Includes an estimate of the distribution to be paid in February, 1997.
(c)Unitholders' average per Unit return of capital as of February, 1997 is $4.63 [$13.31 - $8.68].

Operations

                        Partnership
1996 compared to 1995
Distributable Cash Flow decreased in 1996 as compared to 1995 primarily as a result of a decrease in MBS interest income, an increase in expenses and an increase in capital improvements at the Partnership's properties. Net income, net of the Partnership's share of Joint Venture net income (loss), also decreased in 1996 by approximately 15%.

Total revenue, net of the Partnership's share of Joint Venture income
(loss), decreased in 1996 as compared to 1995 primarily due to a decrease in MBS interest income as discussed below. Rental revenue remained stable as the decrease in occupancy at Alderwood Towne Center ("Alderwood") was offset by the increase in occupancy at Canyon Place ("Canyon"). Alderwood's decrease in average occupancy was the result of the eviction of Abodio, a 9,742 square foot tenant, in the second quarter of 1996. Additionally, Clothestime, a 3,265 square foot tenant, chose not to renew its lease in the third quarter. To offset this decrease, Jo-Ann Fabrics, a 14,833 square foot tenant, opened in the first quarter at Canyon, favorably impacting rental revenue in 1996. Although market conditions in Atlanta have somewhat declined, increased rental rates, instituted during the first half of 1996, increased revenue at Cumberland Glen.

Total expenses in 1996 increased as compared to 1995, with increases in maintenance and general and administrative expenses more than offsetting the decrease in real estate taxes. Security increased at Encino Oaks ("Encino") in 1996 due to additional incidents reported at the property. This, as well as increased landscaping expenditures at Encino, Alderwood and Canyon, and a rise in snow removal costs at Alderwood and Canyon caused maintenance expense to increase. Additionally, at Cumberland Glen the interior of its buildings were enhanced, including wallpapering and cabinet repairs, to keep the property appealing and help maintain occupancy in a declining real estate market. The increase in general and administrative expense was the result of increased costs incurred in connection with the operation of the Partnership and its properties, including accounting, computer, insurance, travel, legal and payroll, and the preparation and mailing of reports and other communications to the Unitholders. Real estate taxes decreased as a result of the reassessment of Canyon and Coral's value in 1996. In conjunction with the higher number of capital improvements performed in 1996, depreciation expense increased in 1996 when compared to 1995.

1995 compared to 1994

Distributable Cash Flow increased due to decreased capital improvements, increased rental revenues and distributions received from the Joint Venture. Rental revenues in 1995 increased when compared to 1994 as a result of increased rental revenue at Canyon and Cumberland Glen. Canyon experienced an 8% increase in occupancy in 1995 as compared to 1994. This increase in occupancy was due to the opening of the 4,391 square foot Payless Shoes and the 10,592 square foot Petco Pet Food and Supplies stores in the fourth quarter of 1994 and to the expansion of several tenants between 1994 and 1995. At Cumberland Glen, the strong economic environment in the Atlanta, Georgia area has allowed management to increase rental rates on certain floor plans. All other properties have experienced relatively stable occupancies with minor rental increases during 1995.

Total expenses as a whole remained relatively stable. However, individually, maintenance, operating, general and administrative, and real estate taxes all changed significantly in 1995 as compared to 1994. Operating and general and administrative expenses decreased as a result of lower reimbursable expenses throughout 1995. Maintenance expense decreased in 1995 as compared to the same period in 1994 due to preventive maintenance at Encino, roof repairs at Canyon, and improvements to the parking lot and building interiors at Cumberland Glen, all performed in 1994. The increase in real estate taxes is due primarily to a refund of approximately $270,000 recorded in the second quarter of 1994 for prior years' real estate taxes at Coral Plaza.

MBS and Other Income
MBS interest income decreased approximately $129,000 in 1996 from 1995, and $151,000 in 1995 from 1994 due to prepayments and repayments of principal which occurred between 1994 and 1996. The asset balance on which income is generated has decreased approximately 16% since December 31, 1995 and approximately 27% since December 31, 1994.

  Interest income on short-term investments remained relatively stable in 1996 when compared to 1995 as cash balances have leveled off. However, in 1995, higher average cash and cash equivalent balances, including investments in commercial paper, resulted in higher interest income on short-term investments when compared to 1994.

Joint Venture

Net income, net of the valuation provision for losses on real estate, increased in 1996 when compared to 1995 as the decrease in total expenses more than offset the decrease in total revenue. Yeildings, a 21,307 square foot tenant, moved out on December 31, 1996. As a result of the move-out, the Joint Venture incurred additional amortization costs of approximately $39,000. Additionally, a credit adjustment of approximately $131,000, during the fourth quarter, for Eckerd Drugs's prior years' rent overpayment, based on a percentage of its sales, also attributed to the Joint Venture's decline in rental revenue. Interest income also decreased as the Joint Venture maintained lower average cash and cash equivalent balances in 1996. Total expenses, net of the provision for losses of real estate, decreased in 1996 when compared to 1995, a result of decreases in operating and depreciation expenses. Increased leasing and advertising efforts made in 1995, in an effort to maintain the Joint Venture's occupancy, accounted for the decrease in operating expense in 1996. Depreciation expense decreased as a result of an increase in fully depreciated assets in 1996 when compared to 1995.

Net income in 1995 remained relatively stable when compared to 1994. Total revenues remained relatively stable as a result of steady occupancy throughout 1995. Total expenses in 1995 as compared to 1994 also remained relatively flat. Real estate taxes decreased as a result of an abatement in the third quarter of 1995 due to the revaluation of the Joint Venture by the local taxing authority. This reduction is offset by an increase in operating expense attributable to increased leasing efforts by management. Depreciation expense increased due to a large number of tenant buildouts and improvements completed in 1995 and 1994.

General

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.


The Partnership's and the Joint Venture's investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a material impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. As of December 31, 1996, the Joint Venture recorded a $9,000,000 valuation provision for losses on its real estate asset which represents the difference between carrying value and estimated fair value less costs to sell. The General Partners believe there are no other impairment adjustments necessary for the remainder of its real estate assets.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this report.

ITEM 9.
 .CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

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

                                  Position with
         Name and Age             The Krupp Corporation

         Douglas Krupp (50)       Co-Chairman of the Board
         George Krupp (52)        Co-Chairman of the Board
         Laurence Gerber (40)     President
         Robert A. Barrows (39)   Treasurer

  Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare (NYSE-HBR). George Krupp is Douglas Krupp's brother.

  George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.


  Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare Corporation (NYSE-HBR) as well as President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

  Robert A. Barrows is Senior Vice President and Chief Financial Officer of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

  The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of December 31, 1996, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 7,499,818 outstanding Depositary Receipts. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1996, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.


                                 PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)1.    Financial Statements - see Index to Financial Statements and
         Schedule included under Item 8 (Appendix A) on page F-2 of this report.

2. Financial Statement Schedule - see Index to Financial Statements and Schedule included under Item 8 (Appendix A) on page F-2 of this report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

3. Separate Financial Statements - as required by Rule 3-09 of Regulation S-X. The separate financial statements and schedule for Brookwood Village Joint Venture (the "Joint Venture") are included under Item 8 (Appendix A) on pages F-17 to F-30 of this report.


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

     Encino Oaks Plaza

(10.1) Krupp Standard Purchase Agreement dated July 16, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Cal-American Income Property Fund II, a California limited partnership. [Exhibit 1 to Registrant's Report on Form 8-K dated July 31, 1986 (File No. 33-2312)].*

(10.2) Assignment of Contract between Krupp Realty and Development, Inc., a Massachusetts corporation and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership dated July 28, 1986. [Exhibit 2 to Registrant's Report on Form 8-K dated July 31, 1986 (File No. 33-2312)].*

(10.3) Partnership Grant Deed dated July 31, 1986 from Cal-American Income Property Fund II a California limited partnership, to Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated July 31, 1986 (File No. 33-2312)].*

(10.4) Management Agreement dated July 31, 1986 between Krupp Cash Plus-II Limited Partnership, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 10.4a to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 33-2312)].*

        Alderwood Towne Center

(10.5) Krupp Standard Option Agreement dated July 16, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Alderwood Towne Center, a Washington tenancy-in-common. [Exhibit
        10.5 included in Registrant's Post Effective Amendment No. 2 to its Form S-11 Registration Statement dated September 3, 1986 (File No. 33-2312)].*

(10.6) Escrow Agreement dated August 12, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Alderwood Towne Center, a Washington tenancy-in-common. [Exhibit 10.5 included in Registrant's Post Effective Amendment No. 2 to its Form S-11 Registration Statement dated September 3, 1986 (File No. 33-
        2312)].*

(10.7) Amendment to Option Agreement dated July 17, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Alderwood Towne Center, a Washington tenancy-in-common. [Exhibit
        10.5 included in Registrant's Post Effective Amendment No. 2 to its Form S-11 Registration Statement dated September 3, 1986 (File No. 33-2312)].*

(10.8)  Assignment of Option Agreement between Krupp Realty and
        Development, Inc. a Massachusetts corporation and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership dated August 20, 1986. [Exhibit 4 to Registrant's Report on Form 8-K dated September 3, 1986 (File No. 33-2312)].*

(10.9) Statutory Warranty Deed dated September 3, 1986 between Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership and Alderwood Towne Center Associates. [Exhibit 5 to Registrant's Report on Form 8-K dated September 3, 1986 (File No. 33-2312)].*

(10.10) Property Management Agreement dated September 3, 1986 between
        Krupp Cash Plus-II Limited Partnership, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 6 to Registrant's Report on Form 8-K dated September 3, 1986 (File No. 33-2312)].*

  Brookwood Village Mall and Convenience Center
(10.11) Purchase and Sale Agreement dated December 5, 1986 between Krupp Realty and Development Inc., a Massachusetts corporation and Everett Shepherd, Jr. et al as assigned to Brookwood Village Joint Venture. [Exhibit 1 to Registrant's Report on Form 8-K dated December 16, 1986 (File No. 33-2312)].*

(10.12) Statutory Warranty Deed with Vendors' Lien dated December 16, 1986 between Brookwood Village Joint Venture and Everett Shepherd, Jr. et al. [Exhibit 2 to Registrant's Report on Form 8-K dated December 16, 1986 (File No. 33-2312)].*

(10.13) Business Certificate dated December 11, 1986 establishing Brookwood Village Joint Venture. [Exhibit 3 to Registrant's Report on Form 8-K dated December 16, 1986 (File No. 33-2312)].*

(10.14) Brookwood Village Joint Venture Agreement dated December 15, 1986 between Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership and Krupp Cash Plus-III Limited Partnership, a Massachusetts limited partnership, now known as Berkshire Realty Company, Inc. [Exhibit 10.14 to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 33-2312)].*

(10.15) Property Management Agreement dated December 16, 1986 between Brookwood Village Joint Venture, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 4 to Registrant's Report on Form 8-K dated December 16, 1986 (File No. 33-2312)].*
  Canyon Place Shopping Center

(10.16) Krupp Standard Option Agreement dated October 24, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Canyon Place Associates, a Washington tenancy-in-common. [Exhibit 1 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

(10.17) Amendment to Option Agreement dated December 9, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Canyon Place Associates, a Washington tenancy-in-common. [Exhibit 2 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

(10.18) Assignment of Option Agreement dated December 17, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

(10.19) Warranty Deed dated December 23, 1986 between Canyon Place Associates, a Washington tenancy-in-common, as Grantor and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership, as Grantee. [Exhibit 4 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

(10.20) Property Management Agreement dated December 23, 1986 between Krupp Cash Plus-II Limited Partnership, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 6 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

  Coral Plaza Shopping Center

(10.21) Purchase and Sale Agreement dated May 8, 1987 between Harris Trust and Savings Bank, as trustee under Trust No. 42703, and Krupp Realty and Development, Inc., a Massachusetts corporation, as assigned to Krupp Cash Plus-II Limited Partnership. [Exhibit
          19.1 to Registrant's Report on Form 10-Q dated June 30, 1987 (File No. 33-2312)].*

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

(c)       Reports on Form 8-K

          During the last quarter of the year ended December 31, 1996 the Partnership did not file any reports on Form 8-K.

                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

          KRUPP CASH PLUS-II LIMITED PARTNERSHIP

               By:
               The Krupp Corporation, a General Partner



               By:
               /s/Douglas Krupp
               Douglas Krupp, Co-Chairman (Principal Executive Officer) and Director of The Krupp Corporation


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of March, 1997.

Signatures                           Titles


/s/Douglas Krupp                     Co-Chairman (Principal Executive
Officer) and Douglas Krupp           Director of The Krupp Corporation, a
                                     General Partner of the Registrant.

/s/George Krupp                      Co-Chairman (Principal Executive
Officer) and
George Krupp                         Director of The Krupp Corporation, a
                                     General Partner of the Registrant.

/s/Laurence Gerber                   President of The Krupp Corporation, a
General
Laurence Gerber                      Partner of the Registrant.


/s/Robert A. Barrows                 Treasurer of the Krupp Corporation, a
General
Robert A. Barrows                    Partner of the Registrant.






                               APPENDIX A

                 KRUPP CASH PLUS-II LIMITED PARTNERSHIP






                    FINANCIAL STATEMENTS AND SCHEDULE
                           ITEM 8 of FORM 10-K

         ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                  For the Year Ended December 31, 1996

                 KRUPP CASH PLUS-II LIMITED PARTNERSHIP

               INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                      F-3


Balance Sheets at December 31, 1996 and December 31, 1995              F-4


Statements of Operations for the Years Ended
December 31, 1996, 1995 and 1994                                       F-5


Statements of Changes in Partners' Equity for the Years
Ended December 31, 1996, 1995 and 1994                                 F-6


Statements of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994                                       F-7


Notes to Financial Statements                                   F-8 - F-14


Schedule III - Real Estate and Accumulated Depreciation              F-15 -
F-16

Separate Financial Statements - Brookwood Village Joint Venture     F-17 - F-30


All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT ACCOUNTANTS






To the Partners of
Krupp Cash Plus-II Limited Partnership:

We have audited the financial statements and the financial statement schedule of Krupp Cash Plus-II Limited Partnership (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Cash Plus-II Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Boston, Massachusetts                  COOPERS & LYBRAND L.L.P.
January 31, 1997, except for
the information disclosed in
Note K, for which the date is
February 28, 1997.

                         KRUPP CASH PLUS-II LIMITED PARTNERSHIP
                                     BALANCE SHEETS
                               December 31, 1996 and 1995


                                         ASSETS

                                                    1996             1995
Real estate assets:
   Multi-family apartment complex, less
      accumulated depreciation of
      $4,626,130 and $4,137,678,
      respectively                               $  5,830,088   $  6,119,113
   Retail centers, less accumulated
      depreciation of $14,132,636 and
      $12,489,601, respectively                    36,399,653     37,613,542
   Investment in Joint Venture (Note D)            15,112,894     20,411,464
   Mortgage-backed securities ("MBS"), net of
      accumulated amortization (Note E)             7,134,203      8,501,911

         Total real estate assets                  64,476,838     72,646,030


Cash and cash equivalents (Note C)                  8,953,003      8,065,906
Other assets                                          633,585        711,172

         Total assets                            $ 74,063,426   $ 81,423,108


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accounts payable                              $     31,990   $     23,879
   Accrued expenses and other
      liabilities (Note F)                            698,174        657,032
   Due to affiliates (Note H)                         161,374           -

         Total liabilities                            891,538        680,911

Commitments and contingencies (Note D)

Partners' equity (deficit) (Note G):
   Unitholders
      (7,499,718 Units outstanding)                73,661,975     81,088,463
   Corporate Limited Partner
      (100 Units outstanding)                           1,187          1,286
   General Partners                                  (491,274)      (347,552)

         Total Partners' equity                    73,171,888     80,742,197

         Total liabilities and Partners' equity  $ 74,063,426   $ 81,423,108


                        The accompanying notes are an integral
                           part of the financial statements.

                        KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                               STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1996, 1995 and 1994



                                       1996          1995         1994

Revenue:
   Rental (Note I)                 $ 6,524,291   $ 6,588,018   $ 6,246,489
   Partnership's share of Joint
      Venture net income (loss)
      (Note D)                      (3,923,070)      496,491       501,381
   Interest income-MBS (Note E)        687,690       816,210       967,172
   Interest income-other (Note C)      475,288       466,282       307,471

      Total revenue                  3,764,199     8,367,001     8,022,513

Expenses:
   Operating (Note H)                  948,743       918,694     1,029,931
   Maintenance                         545,017       501,083       581,822
   General and administrative
      (Note H)                         440,178       343,761       442,987
   Real estate taxes                   779,921       815,364       630,923
   Management fees (Note H)            374,702       374,554       348,589
   Depreciation                      2,131,487     2,025,073     1,923,644

      Total expenses                 5,220,048     4,978,529     4,957,896

Net income (loss) (Note J)         $(1,455,849)  $ 3,388,472   $ 3,064,617

Allocation of net income (loss)
   (Note G):

   Unitholders (7,499,718 Units
      outstanding)                 $(1,426,713)  $ 3,320,658   $ 3,003,285

   Net income (loss) per Unit
      of Depositary Receipt        $      (.19)  $       .44   $       .40

   Corporate Limited Partner
      (100 Units outstanding)      $       (19)  $        44   $        40

   General Partners                $   (29,117)  $    67,770   $    61,292


                       The accompanying notes are an integral
                            part of the financial statements.

                         KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                        STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  For the Years Ended December 31, 1996, 1995 and 1994




                                        Corporate                   Total
                                        Limited      General        Partners'
                          Unitholders   Partner      Partners       Equity

Balance at
     December 31, 1993    $86,776,391    $  1,362    $(277,841)   $86,499,912

Net income                  3,003,285          40       61,292      3,064,617

Distributions              (6,012,096)        (80)     (89,729)    (6,101,905)

Balance at
     December 31, 1994     83,767,580       1,322     (306,278)    83,462,624

Net income                  3,320,658          44       67,770      3,388,472

Distributions              (5,999,775)        (80)    (109,044)    (6,108,899)

Balance at
     December 31, 1995     81,088,463       1,286     (347,552)    80,742,197

Net loss (Note G)          (1,426,713)        (19)     (29,117)    (1,455,849)

Distributions (Note G)     (5,999,775)        (80)    (114,605)    (6,114,460)

Balance at
     December 31, 1996    $73,661,975    $  1,187    $(491,274)   $73,171,888



The per Unit distributions for the years ended December 31, 1996, 1995 and 1994 were $.80.


                         The accompanying notes are an integral
                            part of the financial statements.

                         KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                                STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 1996, 1995 and 1994


                                    1996            1995           1994

Operating activities:
   Net income (loss)             $(1,455,849)    $ 3,388,472    $ 3,064,617
   Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
      Depreciation                 2,131,487       2,025,073      1,923,644
      Partnership's share of Joint
      Venture net loss (income)    3,923,070        (496,491)      (501,381)
      Distributions received from
      Joint Venture                     -            496,491        501,381
      Amortization of MBS premium
      (discount),net                  (2,207)         (3,943)           147
      Decrease (increase) in other
      assets                          77,587         127,734       (104,219)
      Increase (decrease) in
      accounts payable                 8,111        (197,631)        62,689
      Increase (decrease) in due to
      affiliates                     161,374            -            (3,695)
      Increase (decrease) in
      accrued expenses and
      other liabilities               41,142          (8,263)        42,267

       Net cash provided by
      operating activities         4,884,715       5,331,442      4,985,450

Investing activities:
   Additions to fixed assets        (628,548)       (471,770)      (821,536)
   Settlement of land easement           (25)         (2,658)        53,064
   Principal collections on MBS    1,369,915       1,317,155      2,936,920
   Distributions received from Joint
      Venture in excess of its
      earnings                     1,375,500         928,509        397,619

   Net cash provided by
   investing activities            2,116,842       1,771,236      2,566,067

Financing activity:
   Distributions                  (6,114,460)     (6,108,899)    (6,101,905)

Net increase in cash and cash
   equivalents                       887,097         993,779      1,449,612

Cash and cash equivalents,
   beginning of year               8,065,906       7,072,127      5,622,515

Cash and cash equivalents,
   end of year                   $ 8,953,003     $ 8,065,906    $ 7,072,127

                         The accompanying notes are an integral
                            part of the financial statements.

                     KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS



A.Organization

Krupp Cash Plus-II Limited Partnership (the "Partnership") was formed on December 18, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership issued all of the General Partner Interests to The Krupp Corporation and The Krupp Company Limited Partnership-IV in exchange for capital contributions aggregating $3,000. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The Partnership will continue to exist until December 31, 2025, unless earlier terminated upon occurrence of certain events as set forth in the Partnership Agreement.

The Partnership issued 100 Limited Partner Interests to Krupp Depositary Corporation (the "Corporate Limited Partner") in exchange for a capital contribution of $2,000. The Corporate Limited Partner, in turn, issued Depositary Receipts ("Units") to the investors and assigned all of its rights and interest in the Limited Partner Interests (except for its $2,000 Limited Partner's interest) to the holders of Depositary Receipts. As of January 21, 1987, the Partnership completed its public offering having sold 7,499,818 Units for $149,845,812, net of $150,548 of purchase volume discounts.

B.Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note J).

Risks and Uncertainties

The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash equivalents are recorded at cost, which approximates current market values.


                                  Continued

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

B.Significant Accounting Policies, Continued

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

Depreciation

Depreciation is provided for by the use of the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and improvements                2 to 25 years
Appliances, carpeting and equipment       3 to 5 years

Tenant improvements for commercial tenants are depreciated over the life of the related lease.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

The Partnership routinely performs market and growth studies along with yearly appraisals of its unleveraged real estate. The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a material impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income (see Note D).

Investment in Joint Venture

The Partnership has a 50% interest in the Joint Venture. This investment is accounted for using the equity method of accounting as the Partnership Agreement requires a simple majority vote for all major decisions regarding the Joint Venture. As such, the Partnership does not have control of the operations of the underlying assets. Under the equity method of accounting, the Partnership's equity investment in the net income of the Joint Venture is included currently in the Partnership's net income. Cash distributions received from the Joint Venture reduce the Partnership's investment (see Note D).


Continued

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

B.Significant Accounting Policies, Continued

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


C.Cash and Cash Equivalents

Cash and cash equivalents at December 31, 1996 and 1995 consist of the following:

                                      December 31,
                                              1996          1995

      Cash and money market accounts       $2,038,686    $  710,395
      Commercial paper                      6,914,317     6,365,784
      Bankers' acceptance                        -          989,727

                                           $8,953,003    $8,065,906

At December 31, 1996, commercial paper represents corporate issues complying with Section 6.2(a) of the Partnership Agreement purchased through a corporate issuer maturing in the first quarter of 1997. At December 31, 1996, the carrying value of the Partnership's investment in commercial paper approximates fair value.

D.Investment in Joint Venture

The Partnership and an affiliate of the Partnership (collectively referred to herein as the "Joint Venture Partners") each have a 50% interest in the Joint Venture. The express purpose of entering into the Joint Venture was to acquire and operate Brookwood Village Mall and Convenience Center ("Brookwood Village"). Brookwood Village is a shopping center containing 474,138 net leasable square feet located in Birmingham, Alabama.


                                  Continued

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

D.Investment in Joint Venture - Continued

Under the purchase and sale agreement entered into by the Partnership, its affiliates and the seller, the seller retained a lien on the premises related to the future sale of the property or development of unimproved land at Brookwood Village. The lien entitled the seller to receive $5,000,000 of the proceeds from the sale of Brookwood Village and potentially additional amounts related to expansion and development. The Joint Venture holds title to Brookwood Village free and clear from all other material liens or encumbrances. Subsequent to year end, the Joint Venture Partners settled a lawsuit, which was filed by the previous owner, related to the lien. See Note K for further discussion of this matter.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Joint Venture recorded a $9,000,000 provision for loss on its real estate asset which represents the difference between carrying value and estimated fair value less costs to sell at December 31, 1996.

Financial statements for Brookwood Village Joint Venture are included on pages F-17 to F-30 of this report.

E.Mortgage Backed Securities

The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Additional information on the MBS held is as follows:

                                               December 31,     December 31,
                                                   1996             1995

       Face Value                              $ 7,125,057      $ 8,494,972

       Amortized Cost                          $ 7,134,203      $ 8,501,911

       Estimated Market Value                  $ 7,476,000      $ 9,044,000

Coupon rates of the MBS range from 8.0% to 10.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $351,000 and $542,000 and unrealized losses of approximately $9,000 and $0 at December 31, 1996 and December 31, 1995, respectively. The Partnership does not expect to realize these gains or losses as it has the intention and ability to hold the MBS until maturity.

F.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at December 31, 1996 and 1995:

                                       1996             1995

          Accrued real estate taxes            $   245,000      $   264,996
          Tenant security deposits                 169,849          186,242
          Other accrued expenses                   206,436          194,249
          Prepaid rent                              76,889           11,545
                                               $   698,174      $   657,032

                                    Continued

                     KRUPP CASH PLUS-II LIMITED PARTNERSHIP

G.               Partners' Equity

Profits or losses from Partnership operations and Distributable Cash Flow are allocated 98% to the Unitholders and Corporate Limited Partner (the "Limited Partners") (based on Units held) and 2% to the General Partners. Profits and net cash flow arising from capital transactions will be allocated in the manner described below. Losses from a capital transaction are allocated 98% to the Limited Partners and 2% to the General Partners.

Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, proceeds will be applied to the payment of all debts and liabili ties of the Partnership then due and then fund any reserves for contingent liabilities. Remaining net cash proceeds will then be distributed first, to the Limited Partners until they have received a return of their total invested capital, second, to the General Partners until they have received a return of their total invested capital, third, to the Limited Partners until they have received any deficiency in the 12% cumulative return on invested capital through fiscal years prior to the date of the capital transaction, fourth, to the General Partners until they have received an amount necessary so that the amounts of net cash proceeds whenever allocated under number three and number four are in the ratio of 85 to 15, and fifth, 85% to the Limited Partners and 15% to the General Partners.

As of December 31, 1996, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                            Corporate                Total
                                            Limited    General      Partners'
                              Unitholders   Partner    Partners      Equity

   Capital contributions     $149,845,812   $ 2,000  $     3,000   $149,850,812

   Syndication costs          (17,865,372)     -            -       (17,865,372)

   Net income                  39,998,513       558      816,308     40,815,379

   Distributions              (98,316,978)   (1,371)  (1,310,582)   (99,628,931)

   Total at
      December 31, 1996      $ 73,661,975   $ 1,187  $  (491,274)  $ 73,171,888

H. Related Party Transactions

   Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate up to 6% of the gross receipts net of leasing commissions from commercial properties under management and up to 5% of the gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties, including accounting, computer, insurance, travel, legal and payroll, and with the preparation and mailing of reports and other communications to the Unitholders.


                                     Continued

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

H.Related Party Transactions - Continued

Amounts paid to the General Partners or their affiliates were as follows:

                                      1996         1995        1994

       Property management fees     $374,702     $374,554    $348,589
       Expense reimbursements        462,290      322,733     537,516

          Charged to operations     $836,992     $697,287    $886,105

Due to affiliates consisted of expense reimbursements of $161,374 and $0 as of December 31, 1996 and 1995, respectively.

I.Base Rents Due Under Commercial Operating Leases

Future base rents due under commercial operating leases for the years 1997 through 2001 and thereafter are as follows:

                          1997         $3,861,000
                          1998          3,592,200
                          1999          3,285,600
                          2000          2,863,000
                          2001          2,001,200
                          Thereafter    4,364,500

J.Federal Income Taxes

For federal income tax purposes, the Partnership is depreciating its property using the accelerated cost recovery system ("ACRS") and the modified accelerated cost recovery system ("MACRS") depending on which is applicable.

The reconciliation of the net income (loss) for each year reported in the accompanying Statements of Operations with the net income reported in the Partnership's federal income tax return for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                         1996          1995           1994

   Net income (loss) per Statement
      of Operations                   $(1,455,849)  $ 3,388,472    $ 3,064,617
      Difference in book to tax
         depreciation                     378,160       303,088        241,855
      Difference in Joint Venture
         book to tax depreciation         505,859       833,854        524,957
      Difference in Joint Venture
         book to tax valuation
         provision                      4,500,000          -              -

      Rental adjustment required
         by Generally Accepted
         Accounting Principles              5,881       (50,659)       (35,343)
      Rental adjustment required
         by Generally Accepted
         Accounting Principles
         for Joint Venture                117,836      (110,747)      (142,376)

   Net income for federal income
      tax purposes                    $ 4,051,887   $ 4,364,008    $ 3,653,710

                                     Continued
                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


J. Federal Income Taxes - Continued

   The allocation of the net income for federal income tax purposes for 1996 is as follows:

                            Passive       Portfolio     Portfolio
                             Income        Income        Expense       Total

   Unitholders             $2,817,665    $1,153,130    $     -       $3,970,795

   Corporate Limited
    Partner                        38            15          -               53

   General Partners            57,505        23,534          -           81,039
                           $2,875,208    $1,176,679    $     -       $4,051,887


For the years ended December 31, 1996, 1995 and 1994 the average per Unit income to the Unitholders for federal income tax purposes was $.53, $.57, and $.48 respectively.

The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $3,929,000 and $2,927,000 at December 31, 1996 and 1995, respectively. The tax and book basis of the Partnership's liabilities are the same.

K. Subsequent Event

Subsequent to year end, the Partnership, its Joint Venture Partner (collectively the "Joint Venture Partners"), and Brookwood Village Joint Venture, among others, were named as defendants in a lawsuit filed by the previous owner of Brookwood Village Mall and Convenience Center related to a $5,000,000 lien retained by the seller. On February 28, 1997, Brookwood Village paid the discounted amount of $4,300,000 to release the lien and settle the lawsuit. The Partnership and its Joint Venture Partner each made capital contributions of $2,150,000 to fund the settlement payment.

                     KRUPP CASH PLUS-II LIMITED PARTNERSHIP

             SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  December 31, 1996

                                                             Costs Capitalized
                                                              Subsequent to
                             Initial Costs to Partnership      Acquisition
                                               Buildings       Buildings
                                                  and             and
     Description                Land          Improvements    Improvements

Encino Oaks Shopping Center
Encino, California           $ 6,331,972      $ 2,110,657    $   806,132

Alderwood Towne Center
Lynnwood, Washington           4,011,588        8,462,256        411,219

Canyon Place Shopping Center
Portland, Oregon               4,175,701       15,684,340        927,139

Coral Plaza Shopping Center
Oak Lawn, Illinois             1,296,760        6,027,818        337,088

Cumberland Glen Apartments
Smyrna, Georgia                  680,781        8,996,474        778,963


  Total                      $16,496,802      $41,281,545    $ 3,260,541

                                 Gross Amounts Carried at End of Year
                                                Buildings
                                                  and
                                 Land         Improvements     Total (a)

Encino Oaks Shopping Center
Encino, California           $ 6,331,972      $ 2,916,789    $ 9,248,761

Alderwood Towne Center
Lynnwood, Washington           4,011,588        8,873,475     12,885,063

Canyon Place Shopping Center
Portland, Oregon               4,125,320(b)    16,611,479     20,736,799

Coral Plaza Shopping Center
Oak Lawn, Illinois             1,296,760        6,364,906      7,661,666

Cumberland Glen Apartments
Smyrna, Georgia                  680,781        9,775,437     10,456,218

  Total                      $16,446,421      $44,542,086    $60,988,507

(a)The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The Partnership holds title to its properties free and clear from all mortgage indebtedness or other material liens or encumbrances. The aggregate cost for federal income tax purposes at December 31, 1996 is $61,129,208 and the aggregate accumulated depreciation for federal income tax purposes is $(16,536,509).

(b)Canyon Place received a cash settlement of $50,381, net of legal costs, for the granting of a railroad easement in 1994. For financial reporting purposes, the carrying value of land has been reduced accordingly.

                                  Continued

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

       SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued
                                      December 31, 1996




                                        Year
                     Accumulated     Construction      Date
                    Depreciation     Completed      Acquired    Depreciable Life

Encino Oaks Shopping Center
Encino, California             $ 1,305,924         1974        07/31/86     2
                                                                    to 25 Years

Alderwood Towne Center
Lynnwood, Washington           3,694,393         1985        09/03/86     2
                                                                      to 25
                                                                       Years

Canyon Place Shopping Center
Portland, Oregon               6,703,635         1986        12/23/86       2 to
                                                                       25 Years

Coral Plaza Shopping Center
Oak Lawn, Illinois             2,428,684         1985        06/02/87       2 to
                                                                      25 Years

Cumberland Glen Apartments
Smyrna, Georgia                4,626,130         1985        09/03/87       3 to
                                                                      25 Years

  Total                      $18,758,766


Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1996:

                                     1996             1995           1994
Real Estate

Balance at beginning of year      $ 60,359,934     $59,885,506    $59,117,034

Improvements                           628,548         471,770        821,536

Settlement of land easement                 25           2,658        (53,064)

Balance at end of year            $ 60,988,507     $60,359,934    $59,885,506


                                      1996             1995           1994
Accumulated Depreciation

Balance at beginning of year      $ 16,627,279     $14,602,206    $12,678,562

Depreciation expense                 2,131,487       2,025,073      1,923,644

Balance at end of year            $ 18,758,766     $16,627,279    $14,602,206

                       BROOKWOOD VILLAGE JOINT VENTURE

                      FINANCIAL STATEMENTS AND SCHEDULE
                    For the Year Ended December 31, 1996

                       BROOKWOOD VILLAGE JOINT VENTURE

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                        F-19


Balance Sheets at December 31, 1996 and December 31, 1995                F-20


Statements of Operations for the Years Ended
December 31, 1996, 1995 and 1994                                         F-21


Statements of Changes in Partners' Equity for the Years
Ended December 31, 1996, 1995 and 1994                                   F-22


Statements of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994                                         F-23


Notes to Financial Statements                                     F-24 - F-28


Schedule III - Real Estate and Accumulated Depreciation            F-29 -
F-30




All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS






To the Joint Venture Partners of
Brookwood Village Joint Venture:


We have audited the financial statements and financial statement schedule of Brookwood Village Joint Venture (the "Joint Venture") listed in the index on page F-18 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note B to the financial statements, the Partnership has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996.



Boston, Massachusetts                         COOPERS & LYBRAND L.L.P.
January 31, 1997, except for
the information disclosed in
Note I, for which the date is
February 28, 1997.

                       BROOKWOOD VILLAGE JOINT VENTURE

                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                                     ASSETS
                                                        1996        1995
Real estate assets:
   Land                                          $ 15,895,139    $ 14,569,321
   Building and improvements                       44,635,153      40,909,497
   Less accumulated depreciation and
      provision for loss                          (26,190,274)    (15,164,143)


      Total real estate assets                     34,340,018      40,314,675

Cash and cash equivalents                             166,919         234,661
Other assets                                          512,031         632,581

      Total assets                               $ 35,018,968    $ 41,181,917



                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accounts payable                              $     44,762    $     14,413
   Accrued expenses and other liabilities
      (Note C)                                        440,067         332,008
   Due to affiliates (Note F)                           8,351          12,568
   Accrued legal settlement (Note I)                4,300,000            -

      Total liabilities                             4,793,180         358,989

Partners' equity (Note D)                          30,225,788      40,822,928

      Total liabilities and Partners' equity     $ 35,018,968    $ 41,181,917

                     The accompanying notes are an integral
                        part of the financial statements.

                         BROOKWOOD VILLAGE JOINT VENTURE

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994


                                       1996         1995          1994

Revenue:
   Rental (Note E)                 $ 6,118,192   $ 6,243,206   $ 6,108,361
   Interest income                      28,503        50,656        20,666

      Total revenue                  6,146,695     6,293,862     6,129,027

Expenses:
   Operating (Note F)                1,586,415     1,689,116     1,631,195
   Maintenance                         631,241       590,110       588,747
   Real estate taxes                   373,856       335,475       439,676
   Management fees (Note F)            375,192       376,424       356,030
   Depreciation                      2,026,131     2,309,755     2,110,617
   Provision for loss on real
      estate (Note G)                9,000,000          -             -

      Total expenses                13,992,835     5,300,880     5,126,265

Net income (loss) (Note H)         $(7,846,140)  $   992,982   $ 1,002,762

Allocation of net income (loss):
   (Note D)

   Krupp Cash Plus-II Limited
      Partnership                  $(3,923,070)  $   496,491   $   501,381

   BRI Texas Apartments Limited
      Partnership                  $(3,923,070)  $   496,491   $   501,381


                   The accompanying notes are an integral
                        part of the financial statements.

                         BROOKWOOD VILLAGE JOINT VENTURE

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994


                                                  BRI
                              Krupp              Texas
                          Cash Plus-II         Apartments           Total
                             Limited             Limited           Partners'
                           Partnership         Partnership          Equity

Balance at
   December 31, 1993      $21,737,592         $21,737,592         $43,475,184

Net income                    501,381             501,381           1,002,762

Distributions                (899,000)           (899,000)         (1,798,000)

Balance at
   December 31, 1994       21,339,973          21,339,973          42,679,946

Net income                    496,491             496,491             992,982

Distributions              (1,425,000)         (1,425,000)         (2,850,000)

Balance at
   December 31, 1995       20,411,464          20,411,464          40,822,928
Net loss (Note D)          (3,923,070)         (3,923,070)         (7,846,140)

Distributions (Note D)     (1,375,500)         (1,375,500)         (2,751,000)

Balance at
   December 31, 1996      $15,112,894         $15,112,894         $30,225,788


The accompanying notes are an integral
part of the financial statements.

BROOKWOOD VILLAGE JOINT VENTURE

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1996, 1995 and 1994


                                    1996             1995           1994

Operating activities:
   Net income (loss)            $ (7,846,140)    $   992,982    $ 1,002,762
   Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities:
         Depreciation              2,026,131       2,309,755      2,110,617
         Provision for loss
            on real estate         9,000,000            -              -
         Decrease (increase)
            in other assets          120,550         177,170       (158,935)
         Increase (decrease)
            in accounts
            payable                   30,349         (14,741)      (270,459)
         Increase (decrease)
            in due to
            affiliates                (4,217)         12,568           -
         Increase (decrease)
            in accrued expenses
            and other
            liabilities              108,059        (432,851)       473,289

         Net cash provided
            by operating
            activities             3,434,732       3,044,883      3,157,274

Investing activity:
   Additions to fixed assets        (751,474)       (580,348)      (936,554)

Financing activity:
   Distributions                  (2,751,000)     (2,850,000)    (1,798,000)

Net increase (decrease) in
   cash and cash equivalents         (67,742)       (385,465)       422,720

Cash and cash equivalents,
   beginning of year                 234,661         620,126        197,406

Cash and cash equivalents,
   end of year                  $    166,919     $   234,661    $   620,126

Supplemental schedule of noncash investing and financing activities:

   Adjustment to real estate
      asset basis for release
      of lien (Note I)          $  4,300,000     $      -       $      -

   Accrued legal settlement
      (Note I)                  $ (4,300,000)    $      -       $      -



                     The accompanying notes are an integral
                        part of the financial statements.

                             BROOKWOOD VILLAGE JOINT VENTURE

                              NOTES TO FINANCIAL STATEMENTS

A.Organization

On December 16, 1986 Brookwood Village Joint Venture (the "Joint Venture") acquired Brookwood Village Mall and Convenience Center ("Brookwood Village"), a retail development located in Birmingham, Alabama. Brookwood Village consists of a covered mall, a covered garage and a detached strip shopping center with an aggregate net leasable square footage of 474,138. The Joint Venture is 50% owned by Krupp Cash Plus-II Limited Partnership and Texas Apartments Limited Partnership (the "Joint Venture Partners"), both with similar investment objectives. The express purpose of entering into the Joint Venture was to purchase, own, manage and operate Brookwood Village. The Joint Venture shall exist until December 16, 2006 unless earlier terminated upon occurrence of certain events as set forth in the Brookwood Village Joint Venture Agreement.

Under the purchase and sale agreement entered into by the Partnership, its affiliates and the seller, the seller retained a lien on the premises related to the future sale of the property or development of unimproved land at Brookwood Village. The lien entitled the seller to receive $5,000,000 of the proceeds from the sale of Brookwood Village and potentially additional amounts related to expansion and development. The Joint Venture holds title to Brookwood Village free and clear from all other material liens or encumbrances. Subsequent to year end, the Joint Venture Partners settled a lawsuit, which was filed by the previous owner, related to the lien. See Note I for further discussion of this matter.

B.Significant Accounting Policies

The Joint Venture uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note H):

Risks and Uncertainties

The Joint Venture invests its cash primarily in deposits and money market funds with commercial banks. The Joint Venture has not experienced any losses to date on its invested cash.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

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


                                        Continued




                         BROOKWOOD VILLAGE JOINT VENTURE

                    NOTES TO FINANCIAL STATEMENTS, Continued


B.Significant Accounting Policies - Continued

Depreciation

Depreciation of building and improvements is provided for by the use of the straight-line method over estimated useful lives of 3 to 25 years. Tenant improvements are depreciated over the life of the lease.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Joint Venture has implemented policies and practices for assessing impairment of its real estate assets.

The Joint Venture Partners routinely perform market and growth studies along with yearly appraisals of their unleveraged real estate. The property is carried at cost less accumulated depreciation unless the Joint Venture Partners believe there is a material impairment in value, in which case a provision to write down investments in property to fair value will be charged against income (see Note G).

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

C.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at December 31, 1996 and 1995:

                                                       1996           1995

        Accrued real estate taxes                    $ 95,932       $ 95,934
        Tenant security deposits                       34,890         24,523
        Other accrued expenses                        211,834        211,551
        Prepaid rent                                   97,411           -

                                                     $440,067       $332,008



                                        Continued

                         BROOKWOOD VILLAGE JOINT VENTURE

D.Partners' Equity

Under the terms of the Brookwood Village Joint Venture Agreement, profits, losses and distributions are allocated 50% to each Joint Venture Partner.

As of December 31, 1996, the following cumulative Joint Venture Partner contributions and allocations had been made since inception of the Joint
Venture:

                                    Krupp           Texas
                                 Cash Plus-II     Apartments       Total
                                   Limited         Limited       Partners'
                                 Partnership     Partnership       Equity

        Capital contributions    $ 23,843,095    $ 23,843,095   $ 47,686,190

        Net income                  1,176,946       1,176,946      2,353,892

        Distributions              (9,907,147)     (9,907,147)   (19,814,294)

        Total at
         December 31, 1996       $ 15,112,894    $ 15,112,894   $ 30,225,788

E.Base Rents Due Under Commercial Operating Leases

Future base rents due under commercial operating leases in the five years 1997 through 2001 and thereafter are as follows:

                        1997                     $ 3,978,000
                        1998                       3,604,100
                        1999                       3,230,800
                        2000                       2,603,400
                        2001                       2,193,600
                        Thereafter                11,002,800

Contingent rental revenue, based on a percentage of tenant sales and other provisions contained in tenant leases, totalled $421,665, $388,387 and $382,687 for the years ended December 31, 1996, 1995 and 1994, respectively.

F.Related Party Transactions

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

Amounts accrued or paid to affiliates of the Joint Venture Partners during the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                 1996       1995        1994

          Property management fees            $ 375,192   $376,424    $356,030


          Expense reimbursements                165,611    137,455     224,200

               Charged to operations          $ 540,803   $513,879    $580,230

                                        Continued





                             BROOKWOOD VILLAGE JOINT VENTURE
                    NOTES TO FINANCIAL STATEMENTS, Continued


F. Related Party Transactions - Continued

   Due to affiliates consists of the following as of December 31, 1996
and      1995:

                                                1996        1995

      Expense reimbursements                  $  8,351    $ 12,568

G. Provision for Losses on Real Estate

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Joint Venture recorded a $9,000,000 valuation provision for losses on its real estate asset which represents the difference between carrying value and estimated fair value at December 31, 1996.

H. Federal Income Taxes

The reconciliation of the net income (loss) for each year reported in the accompanying Statement of Operations with the net income reported in the Joint Venture's 1996, 1995 and 1994 federal income tax return follows:

                                           1996         1995          1994

      Net income (loss) per Statement
         of Operations                  $(7,846,140) $   992,982   $ 1,002,762

         Difference in book to tax
            depreciation                  1,011,716    1,299,910       801,340

         Difference in book to tax
            valuation provision           9,000,000         -             -

         Rental adjustment required
            by Generally Accepted
            Accounting Principles           141,808       63,257      (152,321)

         Difference in book to tax
            bad debt                         15,534         -             -

      Net income for federal income
         tax purposes                   $ 2,322,918  $ 2,356,149   $ 1,651,781




                         BROOKWOOD VILLAGE JOINT VENTURE

                    NOTES TO FINANCIAL STATEMENTS, Continued


H. Federal Income Taxes - Continued

The allocation of the 1996 net income for federal income tax purposes is as follows:


                                          Passive      Portfolio
                                           Income      Income         Total

     Krupp Cash Plus-II Limited
         Partnership                    $ 1,186,373  $    14,252   $ 1,200,625

     BRI Texas Apartments Limited
         Partnership                      1,108,041       14,252     1,122,293
                                        $ 2,294,414  $    28,504   $ 2,322,918

Passive income differs due to individual Joint Venture Partner depreciation elections.

The basis of the Joint Venture's assets for financial reporting purposes is less than its tax basis by approximately $7,689,000 and $6,653,000 at December 31, 1996 and 1995, respectively. The tax and book basis of the Joint Venture's liabilities are the same.

I. Subsequent Event

   In accordance with the purchase and sale agreement related to the original acquisition of Brookwood Village, the previous owner was entitled to receive $5,000,000 of the proceeds from the sale of Brookwood Village and certain other amounts in connection with the development or expansion of Brookwood Village. On January 24, 1997, the previous owner filed suit in the Circuit Court of Jefferson County, Alabama against the Joint Venture Partners and Brookwood Village Joint Venture, among others. In the suit, the plaintiff claimed that the defendants had effectively sold Brookwood Village on June 27, 1991 when one of the original Joint Venture Partners exchanged its assets for an ownership interest in an affiliated real estate investment trust. The defendants sought damages of approximately $7,200,000, which included the $5,000,000 payment stipulated in the original purchase and sale agreement and interest accrued thereon from the date of the exchange.
   On February 28, 1997, the Joint Venture Partners paid the discounted amount of $4,300,000 to the previous owner to release the lien and settle the lawsuit. The payment was funded by capital contributions of $2,150,000 from each of the Joint Venture Partners. For financial reporting purposes, the settlement payment of $4,300,000 related to the release of the previous owner's lien was included in the asset basis of the property and was reflected as an accrued liability as of December 31, 1996.

                         BROOKWOOD VILLAGE JOINT VENTURE

             SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  December 31, 1996




                                                             Costs Capitalized
                                                              Subsequent
                           Initial Costs to Joint Venture  to Acquisition(c)
                                             Buildings        Buildings
                                                and              and
Description             Land        Improvements     Improvements  Land

Brookwood Village Mall
and Convenience Center
Birmingham, Alabama    $14,569,321    $32,713,684      $11,921,469    $1,325,819



                                 Gross Amounts Carried at End of Year
                                               Buildings
                                                 and
                                 Land         Improvements       Total (a)
Brookwood Village Mall
and Convenience Center
Birmingham, Alabama          $15,895,139 (c)  $44,635,153 (c)  $60,530,292


                        Accumulated                                Depreciation
                            and             Year
                         Valuation      Construction      Date     Depreciable
                         Provision       Completed      Acquired      Life
Brookwood Village Mall
and Convenience Center
Birmingham, Alabama     $26,190,274 (b)     1973        12/16/86   3 to 25 Years


(a)The Joint Venture uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost for federal income tax purposes at December 31, 1996 is $48,341,614 and aggregate accumulated depreciation for federal income tax purposes is $(1,636,615).

(b)Includes accumulated depreciation of $17,190,274 and a valuation provision of $9,000,000 at December 31, 1996.

(c)For financial reporting purposes, the carrying value of the properties has been increased ($1,325,819 to land and $2,974,181 to buildings and improvements), based on the settlement of the previous owner's lien for $4,300,000 (see Note I).



                                     Continued

                       BROOKWOOD VILLAGE JOINT VENTURE

                              December 31, 1996




Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1996:

                                          1996          1995          1994
Real Estate

Balance at beginning of year          $55,478,818   $54,898,470   $53,961,916

Adjustment to basis based on
   previous owner's lien                4,300,000          -             -

Improvements                              751,474       580,348       936,554

Balance at end of year                $60,530,292   $55,478,818   $54,898,470



                                          1996          1995          1994
Accumulated Depreciation
 and Valuation Provision

Balance at beginning of year          $15,164,143   $12,854,388   $10,743,771

Depreciation expense                    2,026,131     2,309,755     2,110,617

Provision for losses of real estate     9,000,000          -             -

Balance at end of year                $26,190,274   $15,164,143   $12,854,388