Form 10-Q
period 1997-03-31
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1997-05-14
CIK 785988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C. 20549


             FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997

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


The total number of pages in this document is 13.

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

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                               BALANCE SHEETS


                                   ASSETS

                                                   March 31,     December 31,
                                                      1997           1996
Real estate assets:
  Multi-family apartment complex, less
     accumulated depreciation of $4,750,118
     and $4,626,130, respectively                 $ 5,729,819    $ 5,830,088
  Retail centers, less accumulated depreciation
     of $14,541,194 and $14,132,636, respectively  36,020,513     36,399,653
  Investment in Joint Venture (Note 2)             16,525,857     15,112,894
  Mortgage-backed securities ("MBS"), net of
     accumulated amortization (Note 3)              6,839,069      7,134,203

        Total real estate assets                   65,115,258     64,476,838

Cash and cash equivalents                           6,749,571      8,953,003
Other assets                                          602,572        633,585

        Total assets                              $72,467,401    $74,063,426

                       LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable                                $     8,197    $    31,990
  Accrued expenses and other liabilities (Note 4)     673,045        698,174
  Due to affiliates (Note 6)                            6,923        161,374

        Total liabilities                             688,165        891,538

Partners' equity (deficit) (Note 5):
  Unitholders
   (7,499,718 Units outstanding)                    72,285,111    73,661,975
  Corporate Limited Partner
   (100 Units outstanding)                               1,169         1,187
  General Partners                                    (507,044)     (491,274)

        Total Partners' equity                      71,779,236    73,171,888

        Total liabilities and Partners' equity     $72,467,401   $74,063,426


                   The accompanying notes are an integral
                      part of the financial statements.

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                          STATEMENTS OF OPERATIONS



                                                 For the Three Months
                                                     Ended March 31,
                                                  1997           1996

Revenue:
 Rental                                        $1,738,839     $1,683,311
 Partnership's share of Joint Venture net
    income (loss) (Note 2)                       (538,037)       190,294
 Interest income - MBS (Note 3)                   154,336        184,210
 Interest income - other                          109,360        114,163

    Total revenue                               1,464,498      2,171,978

Expenses:
 Operating (Note 6)                               220,795        216,766
 Maintenance                                       99,534        102,155
 General and administrative (Note 6)              177,319         80,523
 Real estate taxes                                217,649        199,866
 Management fees (Note 6)                          91,061         94,107
 Depreciation                                     532,546        514,859

    Total expenses                              1,338,904      1,208,276

Net income                                     $  125,594     $  963,702

Allocation of net income (Note 5):

 Unitholders (7,499,718 Units outstanding)     $  123,080     $  944,415

 Net income per Unit of Depositary Receipt     $      .02     $      .13

 Corporate Limited Partner
    (100 Units outstanding)                    $        2     $       13

 General Partners                              $    2,512     $   19,274


                   The accompanying notes are an integral
                      part of the financial statements.

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                          STATEMENTS OF CASH FLOWS



                                                      For the Three Months
                                                        Ended March 31,
                                                       1997          1996
Operating activities:
  Net income                                       $   125,594   $   963,702
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                   532,546       514,859
        Amortization of MBS discount, net                 (539)       (1,772)
        Partnership's share of Joint Venture net
           loss (income)                               538,037      (190,294)
        Distributions received from Joint
           Venture                                        -          170,000
        Changes in assets and liabilities:
           Decrease in other assets                     31,013        60,087
           Decrease in accounts payable                (24,977)    (20,938)
           Increase (decrease) in due to
              affiliates                              (154,451)          646
           Decrease in accrued expenses and other
              liabilities                              (25,129)     (4,747)

                 Net cash provided by operating
                    activities                       1,022,094     1,491,543

Investing activities:
  Additions to fixed assets                            (53,137)      (69,600)
  Settlement of land easement                             -              (25)
  Principal collections on MBS                         295,673       363,497
  Increase in other investments                           -         (490,725)
  Capital contribution to Joint Venture             (2,150,000)         -
  Increase in accounts payable related to fixed
     asset additions                                     1,184          -
  Distributions received from Joint Venture in
     excess of its earnings                            199,000          -

                 Net cash used in investing
                    activities                      (1,707,280)     (196,853)

Financing activity:
  Distributions                                     (1,518,246)   (1,525,820)


Net decrease in cash and cash equivalents           (2,203,432)     (231,130)

Cash and cash equivalents, beginning of period       8,953,003     8,065,906

Cash and cash equivalents, end of period           $ 6,749,571   $ 7,834,776




                   The accompanying notes are an integral
                      part of the financial statements.

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS



(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission.
In the opinion of the General Partners of Krupp Cash
Plus-II Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See
Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1997 and their results of operations and cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the three months ended
March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of Financial
Condition and Results of Operations included in this report.

(2)Investment in Joint Venture

The Partnership and an affiliate of the Partnership
(collectively referred to herein as the "Joint Venture
Partners") each have a 50% interest in the Brookwood
Village Joint Venture (the "Joint Venture"). The express purpose of entering into the Joint Venture was to acquire and operate Brookwood Village Mall and Convenience Center ("Brookwood Village"). Brookwood
Village is a shopping center containing 474,083 net leasable square feet located in Birmingham, Alabama.

Under the purchase and sale agreement entered into by the Partnership, its affiliates and the seller, the seller retained a lien on the premises related to the future sale of the property or development of unimproved land at Brookwood Village. The lien entitled the seller to receive $5,000,000 of the proceeds from the sale of Brookwood Village and potentially additional amounts related to the expansion and development. On February 28, 1997,
Brookwood Village paid the discounted amount of $4,300,000 to settle a lawsuit filed by the previous owner, thereby releasing the lien. The Partnership and its Joint Venture Partner each made capital contributions of $2,150,000 to fund the settlement payment.

In accordance with Financial Accounting Standard No.
121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of", the Joint Venture recorded valuation provisions for losses on its real estate asset of $1,472,096 and $9,000,000 at March 31, 1997 and December 31, 1996,
respectively.




                                  Continued

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

(2)Investment in Joint Venture - Continued

Condensed financial statements of the Joint Venture are as follows:

Brookwood Village Joint Venture
Condensed Balance Sheets


ASSETS

                                                 March 31,    December 31,
                                                   1997           1996
    Real estate assets, at cost                $ 60,534,867   $ 60,530,292
    Accumulated depreciation and valuation
       provision                                (28,162,867)   (26,190,274)

          Total real estate assets               32,372,000     34,340,018

    Other assets                                  1,240,390        678,950

          Total assets                         $ 33,612,390   $ 35,018,968


                      LIABILITIES AND PARTNERS' EQUITY

     Total liabilities                             $    560,676    $  4,793,180

     Partners' equity:
        The Partnership                              16,525,857      15,112,894
        Joint Venture Partner                        16,525,857      15,112,894

           Total Partners' equity                    33,051,714      30,225,788

           Total liabilities and Partners'
              equity                               $ 33,612,390    $ 35,018,968


                          Brookwood Village Joint Venture
                        Condensed Statements of Operations


                                                       For the Three Months
                                                         Ended March 31,
                                                        1997            1996

      Revenue                                      $  1,583,382    $  1,545,604
Property operating expenses                            (686,863)       (672,148)
     Depreciation and provision for losses on
        real estate                                  (1,972,593)       (492,868)

           Net income (loss)                       $ (1,076,074)   $    380,588




                                     Continued

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

(3)Mortgage Backed Securities and Other Investments

The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation, the Federal
National Mortgage Association and the Government
National Mortgage Association. Additional information on the MBS held is as follows:

                               March 31, December 31,
                                                      1997            1996

        Face Value                                 $6,829,384      $7,125,057

        Amortized Cost                             $6,839,069      $7,134,203

        Estimated Market Value                     $7,113,000      $7,476,000

Coupon rates of the MBS range from 8.0% to 10.0% per annum and mature in the years 2008 through 2017. The
Partnership's MBS portfolio had gross unrealized gains of approximately $302,000 and $351,000 at March 31, 1997 and December 31, 1996, respectively and unrealized losses of approximately $28,000 and $9,000, respectively. The Partnership does not expect to realize these gains or losses as it has the intention and ability to hold the MBS until maturity.

(4)Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at:

                                                     March 31,      December 31,
                                                       1997             1996

      Accrued real estate taxes                    $   266,990      $   245,000
      Other accrued expenses                           192,931          206,436
      Tenant security deposits                         179,756          169,849
      Prepaid rent                                      15,086           76,889
      Distributions payable                             18,282           -

                                                   $   673,045      $   698,174

(5)Changes in Partners' Equity

 A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1997 is as follows:

                                           Corporate                  Total
                                           Limited      General      Partners'
                           Unitholders     Partner      Partners      Equity

     Balance at
       December 31, 1996   $73,661,975     $   1,187   $(491,274)   $73,171,888

     Net income                123,080             2       2,512        125,594

     Distributions          (1,499,944)          (20)    (18,282)    (1,518,246)

     Balance at
       March 31, 1997      $72,285,111     $   1,169   $(507,044)   $71,779,236

The distributions payable to the General Partners totaled $18,282 and were included in accrued expenses and other liabilities at March 31, 1997.

                                     Continued
                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS - Continued



(6)Related Party Transactions

Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate up to 6% of the gross receipts, net of leasing commissions, from commercial properties under management and up to 5% of the gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll, and with the preparation and mailing of reports and other communications to the Unitholders.

Amounts paid to the General Partners or their affiliates were as follows:

                                                    For the Three Months
                                                      Ended March 31,
                                                      1997         1996

             Property management fees               $ 91,061     $ 94,107

             Expense reimbursements                  136,303       82,462

                Charged to operations               $227,364     $176,569

   Due to affiliates consisted of expense
   reimbursements of $6,923 and $161,374 at March 31, 1997 and December 31, 1996, respectively.

(7)Subsequent Event

   On April 25, 1997, the Partnership and its Joint
   Venture Partner entered into a Real Estate Exchange
   Contract to exchange Brookwood Village for cash and two multi-family apartment complexes totaling
   $32,372,220. Each Joint Venture Partner will receive 50% of the proceeds, with the Partnership receiving cash of $16,186,110, less 50% of the closing costs. The transaction is expected to be consummated during the second quarter of 1997.

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP



Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership's management has found it necessary in recent years to pay a large share of tenant buildouts to attract quality tenants to its retail centers.
This policy has proven to be successful in attracting tenants and maintaining high occupancies at properties where it has been undertaken and is expected to continue in 1997. In order to remain competitive in their respective markets, the Partnership's properties are anticipated to spend approximately $821,000 for fixed assets in 1997, most of which are tenant buildouts at retail centers.

In 1997, the Joint Venture Partners and Brookwood
Village Joint Venture were named as defendants in a lawsuit filed by the previous owners of Brookwood
Village Mall and Convenience Center related to a $5,000,000 lien retained by the seller. On February
28, 1997, Brookwood Village Joint Venture paid the discounted amount of $4,300,000 to the previous owner to release the lien and settle the lawsuit. The payment was funded by capital contributions of $2,150,000 from each of the Joint Venture Partners.

As discussed in Note 7, subsequent to year end, the Joint Venture Partners entered into a Real Estate
Exchange Contract with an unaffiliated third party.
If the exchange is ultimately consummated, the Partnership's liquidity will be impacted as it will no longer receive distributions from its Joint Venture investment. Additionally, the Partnership will make a special distribution to the Unitholders from the net proceeds received from the exchange. This special distribution will be allocated in accordance with
Section 8.3(a) of the Partnership Agreement.

The Partnership holds MBS that are guaranteed by Government National Mortgage Association ("GNMA"),
Federal National Mortgage Association ("FNMA"), and
Federal Home Loan Mortgage Corporation ("FHLMC"). The principal risks with respect to MBS are the credit worthiness of GNMA, FNMA, or FHLMC, and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General
Partners believe the interest rate risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity.
The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital the Partnership should maintain. As of December 31, 1996 the Partnership had significant liquid resources. Therefore, the General
Partners increased the annual distribution rate from $.80 per Unit to $1.00 per Unit in 1997, beginning with the distribution payable in May, 1997.

                        Continued

         KRUPP CASH PLUS-II LIMITED PARTNERSHIP



Distributable Cash Flow and Net Proceeds from Capital
Transactions

Shown below is the calculation of Distributable Cash
Flow and Net Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the three months ended March 31, 1997 and the period from inception to March 31, 1997. The General
Partners provide the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However,
Distributable Cash Flow and Net Proceeds from Capital
Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                         (In $1,000's except per Unit amounts)
                                            For the Three Months    Inception to
                                               Ended March 31,        March 31,
                                                    1997                1997
Distributable Cash Flow:

Net income for tax purposes                         $1,037             $ 50,165

Items providing/not requiring or (not
   providing) the use of operating funds:

      Tax basis depreciation and amortization          440               17,022
      Acquisition expenses paid from offering
      proceeds charged to operations                  -                     248
      Partnership's share of Joint Venture
          taxable net income                          (328)              (7,593)
   Distributions from Joint Venture                    199               10,107
   Additions to fixed assets                          (53)              (3,269)
   Amounts released from reserves
      for capital improvements                        -                   1,020

   Total Distributable Cash Flow ("DCF")            $1,295             $ 67,700
   Unitholders' Share of DCF                        $1,269             $ 66,346
 Unitholders' Share of DCF per Unit              $  .17             $   8.85 (c)
   General Partners' Share of DCF                   $   26             $  1,354
Net Proceeds from Capital Transactions:
   Principal collections on MBS, net                $  295             $ 38,295
   Reinvestment of MBS principal collections          -                  (3,687)
   Total Net Proceeds from Capital
      Transactions                                  $  295             $ 34,608
Distributions:
 Unitholders                                      $1,875(a)          $101,693(b)
 Witholders' Average per Unit                  $  .25(a)          $  13.56(b)(c)
   General Partners                               $   26(a)          $  1,354(b)
   Total Distributions                            $1,901(a)          $103,047(b)


(a)Represents an estimate of the distribution to be paid in May, 1997.
(b)Includes an estimate of the distribution to be paid in May, 1997.
(c)Unitholders average per Unit return of capital as of May, 1997 is $4.71 [$13.56 - $8.85].



                                      Continued

                      KRUPP CASH PLUS-II LIMITED PARTNERSHIP


Operations

Partnership

Distributable Cash Flow decreased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of a decrease in the Partnership's net income. Net income for the Partnership decreased as the increase in expenses was greater than the increase in revenue. Revenue, in total, remained relatively unchanged for the first quarter of 1997 when compared to the first quarter of 1996. However, at Canyon Place, Payless Shoes, a 4,391 square foot tenant, terminated their lease at the end of June, 1996. As a result of this termination, the Partnership recorded approximately $60,000 of rental revenue in February of 1997. MBS interest income decreased due to prepayments and repayments of principal. Interest income on cash and cash equivalents decreased due to lower average balances maintained during 1997. The decrease in cash and cash equivalents was primarily due to a $2,150,000 capital contribution to the Joint Venture in 1997.

Total expenses increased for the three months ended
March 31, 1997 as compared to the same period in 1996.
Real estate tax, general and administrative and depreciation expenses all contributed to this increase. Real estate taxes increased due to a refund of approximately $9,000 received in the first quarter of 1996 as a result of a reassessment of the 1995 real estate taxes for Cumberland Glen. General and administrative expense increased as costs incurred in connection with the operation of the Partnership, including the preparation and mailing of reports and other communications to the Unitholders increased, as did legal costs relating to the recent unsolicited tender offer made to purchase Units of Depositary
Receipts. Depreciation expense increased in the first three months of 1997 when compared to the same period in 1996 in conjunction with capital improvements made during 1996 and 1997.

Joint Venture

Overall, Joint Venture net income decreased for the three months ended March 31, 1997 when compared to the same period in 1996, as the increase in total revenue was offset by the increase in total expenses. The
Joint Venture experienced a decrease in occupancy between the two periods, due mainly to the move-out of a 21,307 square foot tenant which was offset by an increase in reimbursable tenant billings.

The increase in expenses is primarily due to a valuation provision for losses on real estate of $1,472,096 made to adjust the carrying value of the property to its estimated fair value as of March 31, 1997. Maintenance costs, such as security, sweeping and janitorial, as well as escalator repairs, increased the Joint Venture's property operating expenses during the first quarter of 1997 when compared to the first quarter of 1996.

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


                                   Krupp Cash Plus-II Limited Partnership
                                               (Registrant)





                                   BY:  /s/Wayne H. Zarozny

                                         Wayne H. Zarozny
                                         Treasurer and Chief Accounting Officer
                                         of the Krupp Corporation, a General
                                         Partner.



DATE:  April   , 1997