Form 10-Q
period 1997-09-30
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1997-11-13
CIK 785988

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q


(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended    September
30, 1997

                     OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
        to



C CCommission file number   0-15816


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

The total number of pages in this document is 14.
<page<
       PART I.  FINANCIAL INFORMATION

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

                         BALANCE SHEETS


                             ASSETS

                           September 30,          December 31,
                              1997                   1996
Real estate assets:
  Multi-family apartment complex, less
     accumulated depreciation of $5,013,844
   and $4,626,130, respectively       $ 5,678,467 $5,830,088
  Retail centers, less accumulated
     depreciation of $15,372,420 and
     $14,132,636, respectively           35,336,584  36,399,653
  Investment in Joint Venture (Note 3)      514,344  15,112,894
  Mortgage-backed securities ("MBS"), net of
     accumulated amortization (Note 4)       6,366,996  7,134,203

       Total real estate assets             47,896,391 64,476,838

Cash and cash equivalents (Note 2)           5,815,959  8,953,003
Other assets                                   534,862    633,585

       Total assets                        $54,247,212$74,063,426

                LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable                         $       8,464 $ 31,990
  Accrued expenses and other liabilities (Note 5)814,271  698,174
  Due to affiliates (Note 7)                    74,982    161,374

       Total liabilities                       897,717    891,538

Partners' equity (deficit)(Note 6):
  Unitholders
     (7,499,718 Units outstanding)          53,879,752 73,661,975
  Corporate Limited Partner
     (100 Units outstanding)                       923      1,187
  General Partners                            (531,180)  (491,274)

  Total Partners' equity                    53,349,495 73,171,888

  Total liabilities and Partners' equity   $54,247,212$74,063,426





             The accompanying notes are an integral
                part of the financial statements.

             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS

        For the Three Months Ended         For the Nine Months Ended
               September 30,                       September 30,
                       1997         1996         1997        1996
Revenue:
Rental              $1,746,362   $1,656,759  $5,195,006   $4,957,993
Interest income - MBS
(Note 4)                142,170      165,957     443,181     527,149
Interest income - other 217,814      124,463     525,332     352,546

    Total revenue     2,106,346    1,947,179   6,163,519   5,837,688

Expenses:
  Operating (Note 7)      209,868      246,089     713,700    705,863
  Maintenance             127,227      107,445     348,007    343,720
  General and adminis-
     trative (Note 7)     132,579       70,799     473,872    195,166
  Real estate taxes       186,344      194,873     613,305    593,934
  Management fees (Note 7) 98,939       95,534     287,286    286,934
 Depreciation            556,217      545,832   1,627,498   1,583,692

 Total expenses         1,311,174    1,260,572   4,063,668  3,709,309

Income from operations    795,172      686,607   2,099,851  2,128,379

   Partnership's share of
   Joint Venture net
   income (loss) (Note 3) 14,887       162,661    (858,011)   420,606

Net income            $  810,059   $  849,268  $1,241,840   $2,548,985

Allocation of net income
  (Note 6):

  Unitholders (7,499,718
  Units outstanding)$  793,848   $  832,271  $1,216,987     $2,497,972

  Net income per Unit of
     Depositary Receipt$      .10   $      .11  $    .16  $  .33

  Corporate Limited Partner
     (100 Units
      outstanding)     $       10   $       11  $     16   $  33

General Partners     $   16,201   $   16,986  $ 24,837   $ 50,980















               The accompanying notes are an integral
                  part of the financial statements.
                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS

                                          For the Nine Months
                                                  Ended
                                                September 30,

                                              1997        1996

Operating activities:
  Net income                              $ 1,241,840$ 2,548,985
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                         1,627,498  1,583,692
       Amortization of MBS discount, net        (396)     (2,009)
       Partnership's share of Joint Venture
          net loss (income)                   858,011   (420,606)
       Distributions received from Joint Venture
          net income                             -       420,606
       Changes in assets and liabilities:
          Decrease in other assets             98,723    160,797
          Decrease in accounts payable        (23,526)   (23,879)
          Decrease in due to affiliates       (86,392)       -
          Increase in accrued expenses and other
           liabilities                        116,097     84,443

            Net cash provided by operating
               activities                   3,831,855  4,352,029

Investing activities:
  Additions to fixed assets                   (412,808) (308,548)
  Settlement of land easement                     -          (25)
  Principal collections on MBS                767,603  1,002,508
  Capital contribution to Joint Venture    (2,150,000)       -
  Distributions received from Joint Venture
     in excess of its net income              199,000    586,894
  Distribution received from Joint Venture sale
     of property, net                      15,691,539        -


         Net cash provided by investing
            activities                     14,095,334  1,280,829

Financing activity:
  Distributions                           (21,064,233)(4,585,183)
Net increase (decrease) in cash and cash
  equivalents                              (3,137,044)  1,047,675

Cash and cash equivalents, beginning of period 8,953,003 8,065,906

Cash and cash equivalents, end of period  $ 5,815,959  $ 9,113,581











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

 In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the
 Partnership's financial position as of
 September 30, 1997, its results of
 operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September
 30, 1997 and 1996.

 The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
 Management's Discussion and Analysis of
 Financial Condition and Results of
 Operations included in this report.

(2)Cash and Cash Equivalents

 Cash and cash equivalents consisted of the following:

                                     September 30,December 31,
                                         1997          1996

      Cash and money market accounts $  1,224,593  $ 2,038,686
      Commercial paper                  4,591,366    6,914,317

                                     $  5,815,959  $ 8,953,003

 At September 30, 1997, commercial paper
 represents corporate issues maturing in the fourth quarter of 1997. At September 30,
 1997, the carrying value of the
 Partnership's investment in commercial paper approximates fair value.

(3)Investment in Joint Venture

 The Partnership and an affiliate of the
 Partnership (collectively referred  to
 herein as the "Joint Venture Partners") each have a 50% interest in the Brookwood Village
 Joint Venture (the "Joint Venture"). The express purpose of entering into the Joint
 Venture was to acquire and operate Brookwood
 Village Mall and Convenience Center
 ("Brookwood Village"). Brookwood Village is a shopping center containing 474,083 net leasable square feet located in Birmingham, Alabama. Brookwood Village was sold on May 13, 1997 to an unaffiliated third party.




Continued
            KRUPP CASH PLUS-II LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS - Continued


(3)Investment in Joint Venture - Continued

Under the original purchase and sale agreement entered into by the Partnership, its affiliates and the seller, the seller retained a lien on the premises related to the future sale of Brookwood Village or development of unimproved land at Brookwood
Village. The lien entitled the seller to receive $5,000,000 of proceeds from the sale of Brookwood Village and potentially additional amounts related to expansion and development. On February 28, 1997, Brookwood
Village paid the discounted amount of
$4,300,000 to settle a lawsuit filed by the previous owner, there by releasing the lien.
The Partnership and its Joint Venture Partner each made capital contributions of $2,150,000 to fund the settlement payment.

 In accordance with Financial Accounting
 Standard No. 121, "Accounting for the
 Impairment of Long-Lived Assets and for
 Long-Lived Assets to Be Disposed Of", the
 Joint Venture had recorded cumulative
 valuation provisions for losses on its real estate asset of $10,472,096 and $9,000,000 as of May 13, 1997, the date Brookwood
 Village was sold (see discussion below), and December 31, 1996, respectively.

 Based upon the Joint Venture Partners'
 assessment of the current and future market conditions, the capital improvements necessary to remain competitive in its market, its capital resources and the differing strategies of the Joint Venture
 Partners, the Joint Venture Partners
 determined that it was in their best
 interests, and that of their respective
 investors, to sell Brookwood Village. On May
 13, 1997, the Joint Venture Partners
 exchanged Brookwood Village with an
 unaffiliated third party for net
 consideration totaling $32,422,220, which included two multifamily properties and cash. Each Joint Venture Partner was allocated 50% of the net consideration received. The Partnership has received cash totaling $15,691,539, net of the
 Partnership's share of prorations and
 closing costs of $519,571. For financial reporting purposes, the Joint Venture realized a loss of $686,760 on the exchange.
 The loss was calculated as the difference between net consideration received less net book value of the property and closing costs. Upon the dissolution of the Joint
 Venture, the Partnership will receive
 additional cash proceeds representing its share of the remaining Joint Venture net assets.









                           Continued

            KRUPP CASH PLUS-II LIMITED PARTNERSHIP

(3)   Investment in Joint Venture - Continued

   Condensed financial statements of the Joint Venture are as follows:

Brookwood Village Joint Venture
Condensed Balance Sheets


ASSETS

                                        September 30,December 31,
                                            1997        1996
   Real estate assets, at cost          $     -      $ 60,530,292
   Accumulated depreciation and valuation
      provision                               -      (26,190,274)

          Total real estate assets            -        34,340,018

   Other assets                            1,210,122     678,950

          Total assets                  $  1,210,122$ 35,018,968


               LIABILITIES AND PARTNERS' EQUITY

   Total liabilities                    $    181,434$  4,793,180

   Partners' equity
      The Partnership                        514,344  15,112,894
      Joint Venture Partner                  514,344  15,112,894

          Total Partners' equity           1,028,688  30,225,788

          Total liabilities and Partners'
            equity                      $  1,210,122$ 35,018,968

                Brookwood Village Joint Venture
              Condensed Statements of Operations


       For the Three Months           For the Nine Months
        Ended September 30,           Ended September 30,
         1997        1996               1997         1996

Revenue               $  5,515 $1,557,553  $ 2,470,874 $4,505,010
Property operating
expenses                44,138  (727,810)   (1,296,132)(2,164,387)
Depreciation and provision
 for losses on real estate  -   (504,421) (2,204,004) (1,499,411)
 Loss on sale of property (19,879)  -       (686,760)       -

Net income (loss)     $ 29,774 $325,322 $(1,716,022)$    841,212


                           Continued

           KRUPP CASH PLUS-II LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS - Continued


(4)Mortgage Backed Securities

The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association.
Additional information on the MBS held is as follows:

                                      September 30,  December 31,
                                          1997           1996

      Face Value                      $  6,357,454   $ 7,125,057

      Amortized Cost                  $  6,366,996   $ 7,134,203

      Estimated Market Value          $  6,733,000   $ 7,476,000

Coupon rates of the MBS range from 8.0% to 10.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately
$366,000 and $351,000 at September 30, 1997
and December 31, 1996, respectively and
unrealized losses of approximately $0 and $9,000, respectively. The Partnership does not expect to realize these gains or losses in the near future as it has the intention and ability to hold the MBS until maturity.

(5)   Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities consisted of the following:

                                        September 30,December 31,
                                            1997        1996

     Accrued real estate taxes          $    412,455 $  245,000

     Other accrued expenses                  209,673    206,436
     Tenant security deposits                183,450    169,849
     Prepaid rent                              8,693     76,889

                                        $    814,271 $  698,174

(6)  Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1997 is as follows:
                       Corporate                Total
                        Limited   General   Partners'
                      Unitholders  Partner  Partners   Equity

Balance at
December 31, 1996     $73,661,975 $ 1,187  $(491,274)$73,171,888

   Net income           1,216,987      16     24,837   1,241,840

   Distributions:
    Operations       (5,249,803)    (70)   (64,743) (5,314,616)
    Capital
    transaction     (15,749,407)   (210)     -     (15,749,617)

Balance at
September 30, 1997    $53,879,752 $     923 $(531,180)$53,349,495

   During the third quarter of 1997, the Partnership made a special capital distribution of $15,749,617 based on the proceeds received from the exchange of the Joint Venture on May 13, 1997.
                           Continued

            KRUPP CASH PLUS-II LIMITED PARTNERSHIP

(7)Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate up to 6% of the gross receipts, net of leasing commissions, from commercial properties under management and up to 5% of the gross receipts from residential properties under management. The residential management agreement was sold to BRI Limited Partnership, a subsidiary of Berkshire Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.

Amounts accrued or paid to the General
Partners's affiliates were as follows:

       For the Three Months           For the Nine Months
        Ended September 30,          Ended September 30,
         1997         1996              1997         1996

Property management
fees                     $  98,939 $ 95,534   $287,286   $286,934

Expense reimbursements     135,784     83,067  409,049    229,061

      Charged to
      operations          $234,723   $178,601 $696,335   $515,995


Due to affiliates consisted of expense
reimbursements of $74,982 and $161,374 at September 30, 1997 and December 31, 1996, respectively.

  KRUPP CASH PLUS-II LIMITED PARTNERSHIP


Item 2.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

This Management' Discussion and Analysis of
Financial Condition and Results of Operations contains forward-looking statements including those concerning Management' expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

The Partnership's liquidity is derived from the operations of the Partnership's properties (Encino Oaks Plaza, Alderwood
Towne Center, Canyon Place, Coral Plaza and
Cumberland Glen Apartments), distributions from the Partnership's interest in the Joint
Venture, earnings and collections on MBS, and interest earned on its short-term investments. The Partnership's liquidity is utilized to pay operating costs and to fund distributions to the partners.

The Partnership has found it necessary in recent years to pay a large share of tenant buildouts to attract quality tenants to its retail centers. This policy has proven to be successful in attracting tenants and maintaining high occupancies at properties where it has been undertaken and is expected to continue for the rest of 1997. In order to remain competitive in their respective markets, the Partnership's properties have spent approximately $413,000 to date and are anticipated to spend approximately $733,000 for fixed assets in 1997, most of which are tenant buildouts at retail centers.

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

As discussed in Note 3 to the Financial
Statements included in this report, the Joint
Venture Partners exchanged Brookwood Village with an unaffiliated third party on May 13, 1997 for net consideration totaling
$32,422,220.  The Partnership received
approximately $15,692,000 of the proceeds from the exchange net of its share of prorations and closing costs. Upon the dissolution of the Joint Venture, the Partnership will receive additional cash proceeds representing its share of the remaining Joint Venture net assets. After the dissolution of the Joint Venture, the Partnership's future liquidity will be impacted as it will no longer receive distributions from its Joint Venture investment.

Liquidity provided by the MBS is derived primarily from interest income, scheduled principal payments and prepayments of the portfolio. The level of prepayments is contingent upon the interest rate environment, which in turn, affects the Partnership' liquidity.

The Partnership holds MBS that are guaranteed by Government National Mortgage Association
("GNMA"), Federal National Mortgage
Association ("FNMA"), and Federal Home Loan
Mortgage Corporation ("FHLMC").  The
principal risks with respect to MBS are the credit worthiness of GNMA, FNMA, or FHLMC, and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General Partners believe the interest rate risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity.
Continued
  KRUPP CASH PLUS-II LIMITED PARTNERSHIP


Liquidity and Capital Resources - Continued

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital the Partnership should maintain. As of December 31, 1996, the Partnership had significant liquid resources. Therefore, the
General Partners increased the annual
distribution rate from $.80 per Unit to $1.00 per Unit in 1997, beginning with the distribution payable in May, 1997. The
Partnership made a special distribution of $2.10 per Unit in August, 1997 from the Brookwood Village sales proceeds. However, the sale of Brookwood Village has resulted in a significant reduction of the Partnership's assets which earn income and generate cash flow. While the current distribution rate was maintained for the August and November, 1997 distributions, the General Partners have assessed the Partnership's current future liquidity needs and determined $.80 per Unit to be a sustainable distribution rate. The reduced distribution rate will be effective beginning with the distribution payable in February, 1998.

Operations

Partnership

Net income, net of the Partnership's share of the Joint Venture net income (loss), increased for the three months ended
September 30, 1997 when compared to the same period in 1996, as the increase in revenue more than offset the increase in expenses.
Net income, net of the Partnership's share of the Joint Venture net income (loss), remained relatively stable for the nine months ended
September 30, 1997 when compared to the same period in 1996, as the increase in revenue was offset by an increase in expenses.

Total revenue, net of the Partnership's share of Joint Venture net income (loss), increased for the three and nine months ended September
30, 1997 as compared to the same periods in 1996 as a result of increases in occupancy at the Partnership's properties. In the third quarter of 1997, Alderwood Towne Center's
("Alderwood") occupancy increased 12% when compared to 1996. The property currently enjoys 100% occupancy as of September 30, 1997. Canyon Place ("Canyon") and Cumberland
Glen also had increases in occupancy in the third quarter of 1997. Additionally, Payless
Shoes, a 4,391 square foot tenant at Canyon
Place, terminated their lease at the end of June, 1996. The space was subsequently released, however, as a result of this termination, the Partnership recorded approximately $60,000 of rental revenue in February 1997, thereby contributing to the rise in revenue for the nine months ended
September 30, 1997 when compared to the same period in 1996. MBS interest income decreased due to a decrease in prepayments of principal. Interest income on cash and cash equivalents increased due to higher average balances maintained during 1997, primarily a result of receiving approximately $15,692,000 of proceeds from the sale of Brookwood
Village in May, 1997.

Total expenses increased for the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996
primarily due to an increase in general and administrative expense. This increase is attributed to additional costs incurred in connection with the operation of the Partnership, including the preparation and mailing of reports and other communications to the Unitholders. Also, the Partnership incurred additional legal costs related to the settlement of the Brookwood Village Joint
Venture litigation, as discussed in Note 3, and the unsolicited tender offers made to purchase Units of Depositary Receipts.



Continued
  KRUPP CASH PLUS-II LIMITED PARTNERSHIP


Operations - Continued

Joint Venture

Net income, net of the valuation provision for losses on real estate and the loss on the sale of property, decreased for the three and nine months ended September 30, 1997 when compared to the same periods in 1996, as the decrease in total revenue exceeded the decrease in total expenses. These decreases are directly related to the sale of Brookwood Village in the second quarter of 1997.

Brookwood Village was sold on May 13, 1997 to an unaffiliated third party. See Note 3 for further discussion of this matter.

  KRUPP CASH PLUS-II LIMITED PARTNERSHIP

        PART II - OTHER INFORMATION





Item 1.Legal Proceedings

Response:  None

Item 2.Change in Securities
Response:  None

Item 3.Defaults upon Senior Securities
Response:  None

Item 4.Submission of Matters to a Vote of Security Holders
Response:  None

Item 5.Other Information
Response:  None

Item 6.Exhibits and Reports on Form 8-K
Response:  None

                 SIGNATURE


Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Krupp Cash Plus-II Limited Partnership

(Registrant)



BY:  /s/Wayne H. Zarozny
Wayne H. Zarozny
Treasurer and Chief Accounting Officer of the
Krupp Corporation, a General Partner



DATE: November 12, 1997