Form 10-K
period 1997-12-31
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1998-03-30
CIK 785988

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549



                  FORM 10-K

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [NO FEE REQUIRED]

          For the fiscal year end
December 31, 1997

                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [NO FEE REQUIRED]

          For the transition period from
           to

          Commission file number           0-
15816

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

The exhibit index is located on pages 11-14.

The total number of pages in this document is 48.
                   PART I

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

On March 28, 1986, the Partnership commenced the marketing and sale of 7,500,000 units of Depositary Receipts ("Units") for a maximum offering of $150,000,000. The Partnership raised $149,845,812 from its public offering.
The Partnership invested the net proceeds from the offering in a portfolio of unleveraged real estate (see Item 2 - Properties) and mortgage-backed securities ("MBS") issued by the Government National Mortgage Association
("GNMA"), the Federal National Mortgage
Association ("FNMA"), or the Federal Home Loan
Mortgage Corporation ("FHLMC") (see Note F to
Financial Statements, included in Item 8
(Appendix A) of this report). The Partnership considers itself to be engaged only in the industry segment of investment in real estate and related assets.

The Partnership's real estate investments are subject to some seasonal fluctuations, resulting from changes in utility consumption, seasonal maintenance expenditures and changes in retail rental income based on the percentage of tenant gross receipts.

On March 6, 1997, the Partnership and its
Joint Venture Partner, BRI Texas Apartments
Limited Partnership (collectively referred to herein as the "Joint Venture Partners") entered into a Real Estate Exchange Contract to exchange Brookwood Village Mall and Convenience Center ("Brookwood Village"), a shopping center containing 474,083 net leasable square feet located in Birmingham, Alabama, with Colonial Realty Limited
Partnership, an unaffiliated third party, for cash and two multi-family apartment complexes totaling $32,422,220 less prorations and closing costs of $863,164. The transaction was consummated on May 13, 1997 (see Note E to
Financial Statements, included in Item 8
(Appendix A) of this report).

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partners, as agent for the Partnership, entered into an Agreement of Sale to sell all of the Partnership's properties to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. Encino Oaks, a shopping center containing 52,380 leasable square feet located in Encino Oaks, California, Alderwood Towne Center, a shopping center containing 105,346 leasable square feet located in Lynnwood, Washington, Canyon Place, a shopping center containing 157,283 leasable square feet located in Portland, Oregon, Coral
Plaza, a shopping center containing 49,885 leasable square feet located in Oak Lawn, Illinois and Cumberland Glen, a multi-family apartment complex with 222 units located in Smyrna, Georgia, were included in a package with nine other properties owned by affiliates of the General Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $39,822,700 for the sale of its properties, less its share of the closing costs. The transaction was consummated subsequent to year end on January 30, 1998
(see Note L to Financial Statements, included in Item 8 (Appendix A) of this report).

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998.
As of December 31, 1997, the Partnership did not employ any personnel.

ITEM 2.  PROPERTIES

As of December 31, 1997, the Partnership had unleveraged investments in four retail centers with an aggregate of 364,894 square feet of leasable space and one apartment complex with 222 units, all of which are wholly-owned by the Partnership. In addition, the Partnership had an investment in Brookwood Village, a shopping center with 474,083 square feet of leasable space which was sold on May 13, 1997.
Additional detailed information with respect to individual properties and the sale of Brookwood Village are contained in Note E to the Financial Statements, Schedule III and the
Separate Financial Statements for Brookwood
Village Joint Venture included in Item 8
(Appendix A) of this report.

A summary of the Partnership's real estate investments is presented below.

                                                   Average Occupancy
                             Current Leasable      For the YearEnded
                       Year of Square Footage/           December 31,

Description        Acquisition                  Units          1997
1996  1995           1994      1993           Commercial

  Encino Oaks
  Shopping Center
  Encino, California     1986     52,380 Sq. Ft.    89%  96%  99%100% 97%

  Alderwood Towne Center
  Lynnwood, Washington   1986    105,346 Sq. Ft.  98%    92%  100%   99%           100%

  Canyon Place
  Shopping Center
  Portland, Oregon       1986    157,283 Sq. Ft.    97%  95%  90% 82% 83%

  Coral Plaza
  Shopping Center
  Oak Lawn, Illinois     1987     49,885 Sq. Ft.    84%  85%  85% 87% 88%

  Residential

  Cumberland Glen Apartments
  Smyrna, Georgia        1987       222 units  96%  94%  96%  97% 96%


The Partnership has no present plans for major improvements or developments of its unleveraged real estate. Only improvements necessary to keep the Partnership's properties competitive in their respective markets were completed in 1997.

There were 10 tenants which occupied 10% or more of their respective leasable space as of December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1997, there were no
material pending legal proceedings to which the Partnership was a party or to which any of its property was the subject.



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

The number of Investor Limited Partners
("Unitholders") as of December 31, 1997 was approximately 9,500.

The Partnership has made the following
distributions to its Partners during the years ended December 31, 1997 and 1996:

      Year Ended December 31,
               1997                       1996
         Amount  Per Unit            Amount   Per Unit

Limited Partners:

 Unitholders
 (7,499,718 Units)      $22,874,140         $3.05     $5,999,775   $.80

 Corporate Limited Partner
 (100 Units)                    305          3.05             80    .80

General Partners             87,724                      114,605
                        $22,962,169                   $6,114,460


One of the objectives of the Partnership is to make partially tax sheltered distributions of cash flow generated by the Partnership's properties and MBS. The Partnership made a distribution of $.20 per Unit in the first quarter of 1997 to its investors and increased the distribution rate to $.25 per Unit, per quarter, for the remainder of 1997.
Additionally, the Partnership made a special distribution to the Unitholders on August 29, 1997 with funds received from the sale of Brookwood Village on May 13, 1997 totaling
$15,749,618 or $2.10 per Unit.

As a result of the sale of Brookwood Village, the Partnership has reduced the quarterly distribution rate to $.20 per Unit, for the distribution payable in February, 1998.

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

         1997        1996         1995        1994                    1993

Total revenue (a)$ 8,144,918  $ 7,687,269 $ 7,870,510$ 7,521,132 $  7,944,246

Net income (loss) (3,577,878)  (1,455,849)  3,388,472  3,064,617    3,232,087

Net income (loss)
  allocated to
  Partners:

  Unitholders (3,506,273)      (1,426,713)  3,320,658  3,003,285    3,167,403
     Per Unit       (.47)            (.19)        .44        .40          .42

  Corporate Limited
     Partner         (47)             (19)         44         40           42

  General
     Partners    (71,558)         (29,117)     67,770     61,292       64,642

Total assets at
  December 31     47,654,710   74,063,426  81,423,108 84,349,429   87,285,456

Distributions:

  Unitholders     22,874,140    5,999,775   5,999,775   6,012,096 13,495,370
     Per Unit(b)        3.05          .80         .80        .80         1.80

  Corporate Limited
     Partner             305           80          80         80          180

  General
     Partners         87,724     114,605     109,044      89,729       89,558

     (a) For comparison, total revenue for the years 1993 through 1996 has been adjusted to exclude the Partnership's share of Joint Venture net income (loss) (see the Partnership's Statements of Operations, included with Financial Statements and Supplementary Data in Appendix A of this report).
     (b) During the years ended December 31, 1997, 1996, 1995, 1994 and 1993 the Unitholders' average per Unit return of capital based on the Distributable Cash Flow, as defined by
          Section 17 of the Partnership Agreement, was $2.42, $.09, $.04, $.20, and $1.21, respectively.

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

Liquidity and Capital Resources

The Partnership's liquidity is derived from the operations of the Partnership's properties
(Encino Oaks Shopping Center, Alderwood Towne
Center, Canyon Place Shopping Center, Coral
Plaza Shopping Center and Cumberland Glen
Apartments), earnings and principal
collections on MBS, and interest earned on its short-term investments. The Partnership's liquidity is utilized to pay operating costs and to fund distributions to the Partners.

Management has found it necessary in recent years to have the Partnership pay a large share of tenant buildouts to attract quality tenants to its retail centers. This policy has proven to be successful in attracting tenants and maintaining high occupancies at properties where it has been undertaken.

In 1997, the Joint Venture Partners and
Brookwood Village Joint Venture were named as defendants in a lawsuit filed by the previous owners of Brookwood Village related to a $5,000,000 lien retained by the seller. On
February 28, 1997, Brookwood Village Joint
Venture paid the discounted amount of
$4,300,000 to the previous owner to release the lien and settle the lawsuit. The payment was funded by capital contributions of $2,150,000 from each of the Joint Venture
Partners.

On May 13, 1997, the Joint Venture Partners exchanged Brookwood Village with an unaffiliated third party for net consideration totaling $32,422,220, less prorations and closing costs of $863,164. The Partnership received approximately $15,780,000 of the proceeds from the exchange, net of its share of prorations and closing costs. On August
29, 1997, the Partnership made a special distribution of $15,749,618, or $2.10 per Unit, with the proceeds received from the sale of Brookwood Village. As a result of the exchange, the Joint Venture Partners liquidated Brookwood Village Joint Venture and distributed its remaining assets in the fourth quarter of 1997, in accordance with the Joint
Venture Agreement.  At that time, the
Partnership received an additional
distribution of approximately $397,000 for its share of the remaining net assets of the Joint
Venture. For further discussion of this matter see Note E to the Financial Statements included in Item 8 (Appendix A) of this report. With the dissolution of Brookwood
Village Joint Venture, the Partnership's liquidity is impacted as it will no longer receive distributions from its Joint Venture investment. As a result, the General Partners have reduced the Partnership's annual distribution rate, as discussed below.

The Partnership holds MBS that are guaranteed by the Government National Mortgage
Association ("GNMA"), the Federal National
Mortgage Association ("FNMA"), and the Federal
Home Mortgage Corporation ("FHLMC"). The principal risks in respect to MBS are the credit worthiness of GNMA, FNMA, or FHLMC, and the risk that the current value of any MBS may decline as a result of changes in market interest rates. At December 31, 1997, the
Partnership recorded unrealized holding gains on its MBS of $361,893 to adjust the investments to market value (see Note F to the Financial Statements included in Item 8
(Appendix A) of this report).




The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital the Partnership should maintain. As of December 31, 1996, the Partnership had significant liquid resources. Therefore, the
General Partners increased the annual
distribution rate from $.80 per Unit to $1.00 per Unit in 1997, beginning with the distribution payable in May, 1997. Due to the sale of Brookwood Village and its impact on the liquidity of the Partnership, the General
Partners have decreased the annual
distribution rate to $.80 per Unit for the distribution payable in February, 1998.

Based upon the General Partners' assessment of the current and future market conditions, the capital improvements necessary to remain competitive in the properties' respective markets and the Partnership's capital resources, the General Partners determined that it was in their best interests, and that of their respective investors, to sell the Partnership's remaining properties. On
December 2, 1997, Berkshire Realty Enterprise
Limited Partnership, an affiliate of the General Partners, as agent for the Partnership, entered into an Agreement of Sale to sell all of the Partnership's properties to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. Encino Oaks, a shopping center containing 52,380 leasable square feet located in Encino Oaks, California, Alderwood Towne Center, a shopping center containing 105,346 leasable square feet located in Lynnwood, Washington, Canyon Place, a shopping center containing 157,283 leasable square feet located in Portland, Oregon, Coral
Plaza, a shopping center containing 49,885 leasable square feet located in Oak Lawn, Illinois and Cumberland Glen, a multi-family apartment complex with 222 units located in Smyrna, Georgia, were included in a package with nine other properties owned by affiliates of the General Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $39,822,700 for the sale of its properties, less its share of the closing costs. The transaction was consummated subsequent to year end, on January 30, 1998
(see Note L to Financial Statements, included in Item 8 (Appendix A) of this report).

Based on the selling prices of the properties less estimated costs to sell, the Partnership recorded provisions for losses on its real estate (see Note D to Financial Statements, included in Item 8 (Appendix A) of this report).

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998.

Operations

Partnership

1997 compared to 1996

Net income, net of the Partnership's share of the Joint Venture net loss and provisions for losses on real estate, increased in 1997 when compared to 1996, as the increase in total revenue more than offset the increase in total expenses.

Total revenue increased in 1997 when compared to 1996 primarily as a result of increases in average occupancy rates at three of the Partnership's properties. Alderwood Towne
Center ("Alderwood"), Canyon Place ("Canyon") and Cumberland Glen enjoyed increases in average occupancy of 6%, 2% and 2%, respectively. Additionally, Payless Shoes, a
4,391 square foot tenant at Canyon, terminated their lease at the end of June, 1996. The space was subsequently released, therefore, as a result of this termination, the Partnership recorded approximately $60,000 of rental revenue in February, 1997, thereby contributing to the rise in revenue in 1997 when compared to 1996.


Total expenses increased in 1997 when compared to 1996 primarily due to an increase in general and administrative expense. This increase is attributable to costs incurred in connection with the operation of the Partnership, including administrative expenses. Also, the Partnership incurred legal costs related to the unsolicited tender offers made to purchase Units of Depositary
Receipts and additional legal fees related to the settlement of the Brookwood Village Joint
Venture litigation, as discussed in Note E to the Financial Statements included in Item 8
(Appendix A).

1996 compared to 1995

Net income, net of the Partnership's share of Joint Venture net income (loss), decreased in 1996 when compared to 1995 as total revenue, net of the Partnership's share of Joint
Venture net income (loss), decreased and total expenses increased.

Total revenue decreased in 1996 as compared to 1995 primarily due to a decrease in MBS interest income as discussed below. Rental revenue remained stable as the decrease in occupancy at Alderwood was offset by the increase in occupancy at Canyon. Alderwood's decrease in average occupancy was the result of the eviction of Abodio, a 9,742 square foot tenant, in the second quarter of 1996.
Additionally, Clothestime, a 3,265 square foot tenant, chose not to renew its lease in the third quarter. To offset this decrease, Jo-
Ann Fabrics, a 14,833 square foot tenant, opened in the first quarter at Canyon, favorably impacting rental revenue in 1996.
Although market conditions in Atlanta have somewhat declined, increased rental rates, instituted during the first half of 1996, increased revenue at Cumberland Glen.

Total expenses in 1996 increased as compared to 1995, with increases in maintenance and general and administrative expenses more than offsetting the decrease in real estate taxes.
Security increased at Encino in 1996 due to additional incidents reported at the property.
This, as well as increased landscaping
expenditures at Encino Oaks, Alderwood and Canyon, and a rise in snow removal costs at Alderwood and Canyon caused maintenance expense to increase. Additionally, at
Cumberland Glen the interior of its buildings were enhanced, including wallpapering and cabinet repairs, to keep the property appealing and help maintain occupancy in a declining real estate market. The increase in general and administrative expense was the result of increased costs incurred in connection with the operation of the Partnership and its properties, including administrative expenses. Real estate taxes decreased as a result of the reassessment of Canyon and Coral Plaza's value in 1996. In conjunction with the higher number of capital improvements performed in 1996, depreciation expense increased in 1996 when compared to 1995.

MBS and Other Income

MBS interest income decreased approximately
$106,000 in 1997 from 1996, and $129,000 in
1996 from 1995 due to prepayments and
repayments of principal which occurred between 1995 and 1997.

Higher average cash and cash equivalent
balances maintained during 1997, primarily a result of receiving proceeds of approximately
$15,780,000 from the sale of Brookwood
Village, resulted in higher interest income on short-term investments in 1997 when compared to 1996. Interest income on short-term investments remained relatively stable in 1996 when compared to 1995 as cash balances leveled off.





Joint Venture

Net income, net of the valuation provisions for losses on real estate and the loss on the sale of property, decreased in 1997 when compared to 1996, as the decrease in total revenue exceeded the decrease in total expenses.

Brookwood Village was sold on May 13, 1997 to an unaffiliated third party. See Note E to the Financial Statements included in Item 8
(Appendix A) of this report for further
discussion of this matter.

Net income, net of the valuation provisions for losses on real estate, increased in 1996 when compared to 1995 as the decrease in total expenses more than offset the decrease in total revenue. A credit adjustment of approximately $131,000, during the fourth quarter of 1996, for Eckerd Drugs's prior years' rent overpayment, based on a percentage of its sales, attributed to the Joint
Venture's decline in rental revenue. Interest income also decreased as the Joint Venture maintained lower average cash and cash equivalent balances in 1996. Total expenses, net of the provisions for losses of real estate, decreased in 1996 when compared to 1995, a result of decreases in operating and depreciation expenses. Depreciation expense decreased as a result of an increase in fully depreciated assets in 1996 when compared to 1995.

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

                            Position with
       Name and Age         The Krupp Corporation

       Douglas Krupp (51)   President and Co-Chairman of the Board
       George Krupp (53)    Co-Chairman of the Board
       Wayne H. Zarozny (39)  Treasurer

  Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, health care facility ownership and the management of the company.
Mr. Krupp is a graduate of Bryant College.  In
1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990.
Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company,
Inc. (NYSE-BRI) and Harborside Health care
(NYSE-HBR). Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government
Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.
George Krupp is Douglas Krupp's brother.


  George Krupp is the Co-Chairman and Co-
Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Mr. Krupp received his undergraduate education from the University of Pennsylvania and Harvard
University Extension School and holds a
Master's degree in History from Brown
University.

  Wayne H. Zarozny is Vice President of The
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for accounting and financial reporting, treasury, accounts payable and payroll activities. Prior to joining The
Berkshire Group, he was an audit supervisor for Pannell Kerr Forster International and on the audit staff of Deloitte, Haskins and Sells in Boston. He received a B.S. degree from Bryant College, a Master's degree in Business
Administration from Clark University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

  The Partnership has no directors or
executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

  As of December 31, 1997, beneficial owners of record owning more than 5% of the Partnership's 7,499,818 outstanding Depositary
Receipts are as follows:

   Title            Name and Address       Amount and NaturePercent
    of                     of                      of         of
   Class            Beneficial Owner        Beneficial Ownership Class

   Depositary     Krescent Partners LLC
   Receipts 2 Manhattanville Rd.
            Purchase, NY 10577                561,702.55 Units  7.49%

  Depositary                              AP-GP Prom Partners Inc.
  Receipts  2 Manhattanville Rd.
            Purchase, NY 10577                561,702.55 Units  7.49%

  Depositary                              Apollo Real Estate Investment
  Receipts     Fund II, LP
            2 Manhattanville Rd.
            Purchase, NY 10577                561,702.55 Units  7.49%

  Depositary   Apollo Real Estate Advisors II, LP
  Receipts  2 Manhattanville Rd.
            Purchase, NY 10577                561,702.55 Units  7.49%

  Depositary                              American Holdings I, LP
  Receipts  100 South Bedford Rd.
            Mount Kisco, NY 10549             403,421.83 Units  5.37%

Depositary                              American Holdings I, GP,Inc.
  Receipts  100 South Bedford RD
            Mount Kisco, NY 10549             403,421.83 Units  5.37%

Depositary                              American Property Investors,Inc.
  Receipts  100 South Bedford RD
            Mount Kisco, NY 10549             403,421.83 Units  5.37%






   Title            Name and Address       Amount and NaturePercent
    of                      of                    of          of
   Class            Beneficial Owner        Beneficial Ownership Class

  Depositary                              Longacre Corp.
  Receipts  100 South Bedford RD
            Mount Kisco, NY 10549                 375.00 Units   .01%

  Depositary                              Carl C. Icahn
  Receipts  100 South Bedford RD
            Mount Kisco, NY 10549             403,796.83 Units  5.38%

            Total                           3,861,247.52 Units 51.46%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

  The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1997, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding
Units.

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

    3. Separate Financial Statements - as required by Rule 3-09 of Regulation S-X. The separate financial statements and schedule for Brookwood Village Joint Venture (the "Joint Venture") are included under Item 8 (Appendix A) on pages F-20 to F-33 of this report.

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




          (4.3) Eleventh Amendment and Restatement of Certificate of Limited Partnership filed with the Massachusetts Secretary of State as of February 6, 1987. [Exhibit 4.3a to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 33-
                 2312)].*

    (10)  Material Contracts:

          Encino Oaks Shopping Center

          (10.1) Krupp Standard Purchase Agreement dated July 16,
                 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Cal-American Income Property Fund II, a California limited partnership. [Exhibit 1 to Registrant's Report on Form 8-K dated July 31, 1986 (File No. 33-
                 2312)].*

          (10.2) Assignment of Contract between Krupp Realty and
                 Development, Inc., a Massachusetts corporation and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership dated July 28, 1986. [Exhibit 2 to Registrant's Report on Form 8-K dated July 31, 1986 (File No. 33-2312)].*

          (10.3) Partnership Grant Deed dated July 31, 1986 from
                 Cal-American Income Property Fund II a California limited partnership, to Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated July 31, 1986 (File No. 33-
                 2312)].*

          (10.4) Management Agreement dated July 31, 1986 between
                 Krupp Cash Plus-II Limited Partnership, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 10.4a to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 33-2312)].*

          Alderwood Towne Center

          (10.5) Krupp Standard Option Agreement dated July 16,
                 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Alderwood Towne Center, a Washington tenancy-in-common. [Exhibit
                 10.5 included in Registrant's Post Effective
                 Amendment No. 2 to its Form S-11 Registration Statement dated September 3, 1986 (File No. 33-
                 2312)].*

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

          (10.7) Amendment to Option Agreement dated July 17, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Alderwood Towne Center, a Washington tenancy-in-common. [Exhibit
                 10.5 included in Registrant's Post Effective
                 Amendment No. 2 to its Form S-11 Registration Statement dated September 3, 1986 (File No. 33-
                 2312)].*


          (10.8) Assignment of Option Agreement between Krupp
                 Realty and Development, Inc. a Massachusetts corporation and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership dated August 20, 1986. [Exhibit 4 to Registrant's Report on Form 8-K dated September 3, 1986 (File No. 33-2312)].*

          (10.9) Statutory Warranty Deed dated September 3, 1986 between Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership and Alderwood Towne Center Associates. [Exhibit 5 to Registrant's Report on Form 8-K dated September 3, 1986 (File No. 33-2312)].*

          (10.10) Property Management Agreement dated September 3, 1986 between Krupp Cash Plus-II Limited Partnership, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 6 to Registrant's Report on Form 8-K dated September 3, 1986 (File No. 33-2312)].*

          Canyon Place Shopping Center

          (10.11)Krupp Standard Option Agreement dated October 24, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Canyon Place Associates, a Washington tenancy-in-common. [Exhibit 1 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-
          2312)].*

          (10.12)Amendment to Option Agreement dated December 9, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Canyon Place Associates, a Washington tenancy-in-common. [Exhibit 2 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-
          2312)].*

          (10.13)Assignment of Option Agreement dated December 17, 1986 between Krupp Realty and Development, Inc., a Massachusetts corporation and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

          (10.14)Warranty Deed dated December 23, 1986 between Canyon Place Associates, a Washington tenancy-in-common, as Grantor and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership, as Grantee. [Exhibit 4 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

          (10.15)Property Management Agreement dated December 23, 1986 between Krupp Cash Plus-II Limited Partnership, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 6 to Registrant's Report on Form 8-K dated December 23, 1986 (File No. 33-2312)].*

          Coral Plaza Shopping Center

          (10.16)Purchase and Sale Agreement dated May 8, 1987 between Harris Trust and Savings Bank, as trustee under Trust No. 42703, and Krupp Realty and Development, Inc., a Massachusetts corporation, as assigned to Krupp Cash Plus-II Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q dated June 30, 1987 (File No. 33-2312)].*

       (10.17)Assignment between Coral Plaza Limited Partnership and Harris Trust and Savings Bank, as Trustee under Trust No. 42703, collectively as "Assignor," and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership, as "Assignee" dated June 2, 1987. [Exhibit 19.2 to Registrant's Report on Form 10-Q dated June 30, 1987 (File No. 33-2312)].*

       (10.18) Trustee's Deed dated May 28, 1987 from Harris Trust and Savings Bank, as trustee under Trust No. 42703, to Krupp Cash Plus-II Limited Partnership. [Exhibit 19.3 to Registrant's Report on Form 10-Q dated June 30, 1987 (File No. 33-2312)].*

       (10.19) Property Management Agreement, dated June 1, 1987, between Krupp Cash Plus-II Limited Partnership, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 19.4 to Registrant's Report on Form 10-Q dated June 30, 1987 (File No. 33-2312)].*

          Cumberland Glen Apartments

       (10.20) Agreement of Purchase and Sale, dated August 24, 1987 between FNBC Properties, Inc., a Delaware corporation, as "Seller," and Krupp Realty and Development, Inc., a Massachusetts corporation, as "Purchaser." [Exhibit 19.5 to Registrant's Report on Form 10-Q dated September 30, 1987 (File No. 0-15816)].*

       (10.21) Assignment of Purchase and Sale Agreement, dated August 24, 1987 between Krupp Realty and Development, Inc., and Krupp Cash Plus-II Limited Partnership, a Massachusetts limited partnership. [Exhibit 19.6 to Registrant's Report on Form 10-Q dated September 30, 1987 (File No. 0-15816)].*

       (10.22) Quit Claim Deed, dated September 3, 1987, between The First National Bank of Chicago, and Krupp
                 Cash Plus-II Limited Partnership. [Exhibit 19.7 to Registrant's Report on Form 10-Q dated
                 September 30, 1987 (File No. 0-15816)].*

       (10.23) Property Management Agreement, dated September 3, 1987, between Krupp Cash Plus-II Limited Partnership, as Owner, and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 19.8 to Registrant's Report on Form 10-Q dated September 30, 1987 (File No. 0-15816)].*

    * Incorporated by reference.

(c) Reports on Form 8-K

    During the last quarter of the year ended December 31, 1997 the Partnership did not file any reports on Form 8-K.

                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

                   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                   By: The Krupp Corporation, a General Partner

                   By: /s/ Douglas Krupp

                       Douglas Krupp, President, Co-Chairman
                       (Principal Executive Officer) and Director of The Krupp Corporation


Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of March, 1998.

Signatures                     Titles


/s/ Douglas Krupp, President,
Co-Chairman (Principal Executive Officer)
Douglas Kruppand Director of The Krupp
Corporation, a General Partner of the
Registrant.

/s/ George Krupp,Co-Chairman (Principal
Executive Officer) and George Krupp Director
of The Krupp Corporation, a General Partner of
the Registrant.

/s/ Wayne H. Zarozny ,Treasurer of the Krupp
Corporation, a General Wayne H. Zarozny
Partner of the Registrant.

                 APPENDIX A

             KRUPP CASH PLUS-II LIMITED PARTNERSHIP













                FINANCIAL STATEMENTS AND SCHEDULE
                       ITEM 8 of FORM 10-K

     ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
              For the Year Ended December 31, 1997

             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants         F-3


Balance Sheets at December 31, 1997 and
December 31, 1996                         F-4


Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995          F-5


Statements of Changes in Partners' Equity for
the Years
Ended December 31, 1997, 1996 and 1995    F-6


Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995    F-7 - F-8


Notes to Financial Statements      F-9 - F-17


Schedule III - Real Estate and Accumulated
Depreciation              F-18 - F-19


Separate Financial Statements - Brookwood
Village Joint Venture                 F-20 - F-33


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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Cash Plus-II Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As discussed in Note L, all of the Partnership's properties were sold on January 30, 1998. As a result, the Partnership will be liquidated in 1998.




Boston, Massachusetts                    COOPERS & LYBRAND L.L.P.
January 30, 1998
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                         BALANCE SHEETS
                   December 31, 1997 and 1996

                             ASSETS

                                                         1997
      1996
Real estate assets:
  Multi-family apartment complex, less
     accumulated depreciation of
     $4,626,130 at December 31, 1996    $  5,597,104  $  5,830,088
  Retail centers, less accumulated
     depreciation of $14,132,636
     at December 31, 1996 (Note D)         29,622,892   36,399,653
  Investment in Joint Venture (Note E)          -      15,112,894
  Mortgage-backed securities ("MBS")
     (Note F)                              6,478,988    7,134,203

       Total real estate assets           41,698,984   64,476,838


Cash and cash equivalents (Note C)         5,325,971    8,953,003
Other assets                                 629,755      633,585

       Total assets                     $ 47,654,710 $ 74,063,426


                LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable                      $       -    $     31,990
  Accrued expenses and other
     liabilities (Note G)                    660,976      698,174
  Due to affiliates (Note I)                    -         161,374

       Total liabilities                     660,976      891,538

Partners' equity (deficit) (Note H):
  Unitholders
     (7,499,718 Units outstanding)        47,281,562    73,661,975
  Corporate Limited Partner
     (100 Units outstanding)                     835        1,187
  General Partners                          (650,556)    (491,274)
  Unrealized holding gains on MBS (Note F)     361,893        -


       Total Partners' equity             46,993,734   73,171,888

Total liabilities and Partners' equity  $ 47,654,710 $ 74,063,426











                The accompanying notes are an integral
                part of the financial statements.

                KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                       STATEMENTS OF OPERATIONS
         For the Years Ended December 31, 1997, 1996 and 1995


              1997              1996                  1995

Revenue:
Rental (Note J)$ 6,933,984  $ 6,524,291     $ 6,588,018
Interest income-MBS (Note F)    581,472     687,690    816,210
Interest income-other (Note C)    629,462    475,288    466,282

     Total revenue            8,144,918  7,687,269  7,870,510

Expenses:
  Operating (Note I)    928,199             948,743     918,694
  Maintenance           521,342             545,017    501,083
  General and administrative
     (Note I)           620,498             440,178     343,761
Real estate taxes       801,802             779,921    815,364
Management fees (Note I)385,273             374,702     374,554
  Depreciation        2,202,446           2,131,487  2,025,073
  Provisions for losses on real
     estate (Note D)  5,375,772                -          -

     Total expenses 10,835,332            5,220,048  4,978,529

Income (loss) from operations(2,690,414)  2,467,221  2,891,981

  Partnership's share of Joint
     Venture net income (loss)
     (Note E)   (887,464)    (3,923,070)               496,491

Net income (loss) (Note K)  $(3,577,878)$(1,455,849)$ 3,388,472

Allocation of net income (loss)
  (Note H):

  Unitholders (7,499,718 Units
     outstanding)$(3,506,273)           $(1,426,713)$ 3,320,658

  Net income (loss) per Unit
  of Depositary Receipt     $      (.47)$      (.19)$       .44

  Corporate Limited Partner
     (100 Units outstanding)$       (47)$       (19)$        44

  General Partners          $   (71,558)$   (29,117)$    67,770












               The accompanying notes are an integral
               part of the financial statements.

                 KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                STATEMENTS OF CHANGES IN PARTNERS' EQUITY
          For the Years Ended December 31, 1997, 1996 and 1995


                Corporate                       Unrealized     Total
                 Limited   General   Holding Gains            Partners'
                Unitholders Partner  Partners     on MBS       Equity

Balance at
December 31, 1994 $83,767,580 $ 1,322  $(306,278)    -    $83,462,624

Net income          3,320,658     44      67,770     -     3,388,472

Distributions      (5,999,775)      (80) (109,044)   -    (6,108,899)

Balance at
  December 31, 1995 81,088,463    1,286 (347,552)    -    80,742,197

Net loss           (1,426,713)     (19)  (29,117)    -    (1,455,849)

Distributions      (5,999,775)      (80) (114,605)   -    (6,114,460)

Balance at
  December 31, 1996 73,661,975    1,187 (491,274)    -    73,171,888

Net loss (Note H)  (3,506,273)     (47)  (71,558)    -    (3,577,878)

Unrealized holding
  gains on MBS
  (Note F)               -        -         -     361,893    361,893

Distributions
  (Note H)        (22,874,140)     (305)  (87,724)   -   (22,962,169)

Balance at
  December 31, 1997$47,281,562$     835$(650,556)$     361,893$46,993,734

  The per Unit distributions for the years ended December 31, 1997, 1996 and 1995 were $3.05, $.80 and $.80, respectively, with $2.42,
$.09 and $.04, respectively, representing a return of capital for tax purposes.



















                  The accompanying notes are an integral
                  part of the financial statements.

                  KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                         STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 1997, 1996 and 1995

                                   1997         1996        1995
Operating activities:
  Net income (loss)             $(3,577,878)$(1,455,849) $ 3,388,472
  Adjustments to reconcile net
     income (loss) to net cash
     provided by operating
     activities:
       Depreciation               2,202,446    2,131,487   2,025,073
       Provisions for losses on real
          estate                  5,375,772         -           -
       Amortization of MBS discount,
          net                        (1,946)     (2,207)       (3,943)
       Partnership's share of Joint
          Venture net loss (income)    887,464  3,923,070    (496,491)
       Distributions received from
          Joint Venture                -            -        496,491
       Changes in assets and
          liabilities:
          Decrease in other assets      3,830     77,587     127,734
          Increase (decrease) in
            accounts payable        (31,990)      8,111     (197,631)
          Increase (decrease) in
            due to affiliates      (161,374)    161,374         -
          Increase (decrease) in
            accrued expenses and
            other liabilities       (37,198)     41,142       (8,263)

            Net cash provided by
            operating activities  4,659,126    4,884,715   5,331,442

Investing activities:
  Additions to fixed assets   (590,217)         (628,548)     (471,770)
  Settlement of land easement   21,744               (25)      (2,658)
  Principal collections on MBS    1,019,054    1,369,915   1,317,155
  Capital contribution to Joint
     Venture                     (2,150,000)       -            -
  Distributions received from Joint
     Venture in excess of its net
     income                         595,902    1,375,500     928,509
  Distribution received from Joint
     Venture sale of property, net 15,779,528       -           -

            Net cash provided by
               investing
               activities        14,676,011    2,116,842   1,771,236

Financing activity:
  Distributions                 (22,962,169) (6,114,460)  (6,108,899)

Net increase (decrease) in cash and
  cash equivalents               (3,627,032)    887,097      993,779

Cash and cash equivalents,
  beginning of year               8,953,003    8,065,906   7,072,127

Cash and cash equivalents,
  end of year                   $ 5,325,971  $ 8,953,003 $ 8,065,906

Continued
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

               STATEMENTS OF CASH FLOWS, Continued
         For the Years Ended December 31, 1997, 1996 and 1995


Supplemental schedule of noncash investing and financing activities:

                                   1997         1996        1995

 Unrealized holding gains on MBS
  (Note F)                      $   361,893  $   -    $   -

















































                The accompanying notes are an integral
                part of the financial statements.
                KRUPP CASH PLUS-II LIMITED PARTNERSHIP

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

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate
of the General Partners, as agent for the
Partnership, entered into an Agreement of Sale
to sell all of the Partnership's remaining
properties to Kejack, Inc. and its permitted
assigns, which are unaffiliated third parties.
The Partnership's properties were included in
a package with nine other properties owned by
affiliates of the General Partners.   The
transaction was consummated subsequent to year end, on January 30, 1998 (see Note L).

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998.
All distributions of net cash proceeds from the Terminating Capital Transaction shall be governed by Section 8.3 (b) of the Partnership
Agreement.

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







Continued
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


B.Significant Accounting Policies, Continued

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

Investment in Joint Venture

The Partnership had a 50% interest in the Joint Venture. This investment was accounted for using the equity method of accounting as the Partnership Agreement required a simple majority vote for all major decisions regarding the Joint Venture. As such, the Partnership did not have control of the operations of the underlying assets. Under the equity method of accounting, the Partnership's equity investment in the net income of the Joint Venture is included in the Partnership's net income (loss). Cash distributions received from the Joint Venture reduced the Partnership's investment (see Note
E).

Impairment of Long-Lived Assets

Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets.Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell (see Note D).

Mortgage-Backed Securities

At December 31, 1997, MBS are classified as available-for-sale securities and are carried at market value due to the forthcoming sale of all the Partnership's properties (see Notes F and L). The market value of MBS is determined based on quoted market prices. At December
31, 1996, MBS were classified as held-to-maturity securities and carried at amortized cost. Premiums or discounts are amortized over the life of the underlying mortgages using the effective yield method.


Continued
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


B.Significant Accounting Policies, Continued

Income Taxes

The Partnership is not liable for federal or state income taxes as Partnership income is allocated to the Partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal
Revenue Service or state taxing authority and the examination results in a change in the Partnership's taxable income, such change will be reported to the Partners.

C.Cash and Cash Equivalents

Cash and cash equivalents at December 31, 1997 and 1996 consisted of the following:

                                         December 31,
                                     1997        1996

     Cash and money market accounts$1,725,998 $2,038,686
     Commercial paper              3,599,973   6,914,317
                                  $5,325,971  $8,953,003

D.Provisions for Losses on Real Estate

In accordance with Financial Accounting
Standard No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of", the
Partnership recorded valuation provisions for losses on its real estate assets of $5,375,772 at December 31, 1997. These provisions represent the difference between carrying values and selling prices less estimated costs to sell as a result of the forthcoming sale of the Partnership's properties subsequent to year end (see Note L). As these assets are held for sale, the Partnership discontinued depreciation.

E.Investment in Joint Venture

The Partnership and an affiliate of the
Partnership (collectively referred to herein as the "Joint Venture Partners") each had a 50% interest in the Joint Venture. The express purpose of entering into the Joint
Venture was to acquire and operate Brookwood
Village Mall and Convenience Center
("Brookwood Village"). Brookwood Village, a shopping center containing 474,083 net leasable square feet and located in Birmingham, Alabama, was sold on May 13, 1997 to an unaffiliated third party.

Under the purchase and sale agreement entered into by the Partnership, its affiliates and the seller, the seller retained a lien on the premises related to the future sale of the property or development of unimproved land at Brookwood Village. The lien entitled the seller to receive $5,000,000 of proceeds from the sale of Brookwood Village and potentially additional amounts related to expansion and development. On February 28, 1997, Brookwood
Village paid the discounted amount of
$4,300,000 to settle a lawsuit filed by the previous owner, thereby releasing the lien.
The Joint Venture Partners each made capital contributions of $2,150,000 to fund the settlement payment.




                    Continued
            KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


E.Investment in Joint Venture, Continued

In accordance with Financial Accounting
Standard No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of", the Joint
Venture recorded cumulative valuation
provisions for losses on its real estate asset of $10,472,096 and $9,000,000 as of May 13,
1997, the date Brookwood Village was sold (see discussion below), and December 31, 1996, respectively, which represents the difference between carrying value and estimated fair value less costs to sell.

Based upon the Joint Venture Partners'
assessment of the current and future market conditions, the capital improvements necessary to remain competitive in its market, its capital resources and the differing strategies of the Joint Venture Partners, the Joint
Venture Partners determined that it was in their best interests, and that of their respective investors, to sell Brookwood
Village.  On May 13, 1997, the Joint Venture
Partners exchanged Brookwood Village with an unaffiliated third party for net consideration totaling $32,422,220, less prorations and closing costs of $863,164, which included two multi-family properties and cash. Each Joint
Venture Partner was allocated 50% of the net consideration received. The Partnership received cash totaling $15,779,528, net of the Partnership's share of prorations and closing costs. For financial reporting purposes, the Joint Venture realized a loss of $721,760 on the exchange. The loss was calculated as the difference between net consideration received less net book value of the property and closing costs.

As a result of the sale of Brookwood Village, the Joint Venture Partners liquidated the Joint Venture and distributed its remaining assets in the fourth quarter of 1997. In accordance with the Joint Venture Agreement, each Joint Venture Partner received 50% of the remaining net assets of $793,804. Subsequent to the final distribution, the Joint Venture was dissolved.

Financial statements for Brookwood Village
Joint Venture are included on pages F-20 to F-
33 of this report.

F.Mortgage-Backed Securities

The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association.
Additional information on the MBS held is as follows:

            December 31,    December 31,
                1997            1996

Face Value $ 6,106,003      $ 7,125,057


Amortized Cost  $ 6,117,095 $ 7,134,203


Estimated Market Value$ 6,479,000$ 7,476,000

Coupon rates of the MBS range from 8.0% to 10.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of $361,893 and $350,890 and unrealized losses of approximately $0 and $8,980 at December 31,
1997 and December 31, 1996, respectively.




Continued
   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


F.Mortgage-Backed Securities, Continued

In accordance with Financial Accounting
Standard No. 115, "Accounting for Certain
Investments in Debt and Equity Securities", unrealized holding gains and losses for available-for-sale securities are reported as a separate component of equity until realized.
At December 31, 1997, the Partnership recorded unrealized holding gains of $361,893 on its MBS investments to adjust to market value based on quoted market prices.

G.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities
consisted of the following at December 31, 1997 and 1996:

                                          1997            1996

        Accrued real estate taxes     $   235,000   $   245,000
        Tenant security deposits          187,668       169,849
        Other accrued expenses            229,097       206,436
        Prepaid rent                        9,211        76,889
                                      $   660,976   $   698,174

H.Partners' Equity

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







                                        Continued

             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


H.Partners' Equity, Continued

Upon the occurrence of a terminating capital transaction, as defined in the Partnership
Agreement, proceeds will be applied to the payment of all debts and liabilities of the Partnership then due and then fund any reserves for contingent liabilities.
Remaining net cash proceeds will then be distributed first, to each class of Partners, the aggregate of the then positive balances in the capital accounts of the Partners of such class, second, to the Limited Partners until the aggregate of the positive balances in the capital accounts of the Limited Partners is equal to their invested capital, third, to the General Partners until the aggregate of the positive balances in the capital accounts of the General Partners is equal to their invested capital, fourth, to the Limited
Partners until they have received any
deficiency in the 12% cumulative return on invested capital through fiscal years prior to the date of the terminating capital transaction, fifth, to the General Partners until they have received an amount necessary so that the amounts of net cash proceeds whenever allocated under number three and number four are in the ratio of 85 to 15, and sixth, 85% to the Limited Partners and 15% to the General Partners.

  As of December 31, 1997, the following cumulative partner contributions and allocations have been made since inception of the
Partnership:

                  Corporate    Unrealized   Total    Limited      General
                 Holding Gains                      Partners'
                 Unitholders  Partner     Partners    on MBS       Equity


Capital
 contributions  $ 149,845,812$   2,000  $  3,000   $    -       $ 149,850,812

Syndication costs  (17,865,372)     -          -            -     (17,865,372)

Net income        36,492,240        511     744,750         -      37,237,501

Unrealized holding
 gains on MBS            -         -           -         361,893      361,893

Distributions:
 Operations      (105,441,710)  (1,466) (1,398,306)         -    (106,841,482)
 Capital
transactions      (15,749,408)     (210)       -            -     (15,749,618)

Total at
 December 31,
 1997           $  47,281,562$     835  $  (650,556)$     361,893$  46,993,734












Continued
                 KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS, Continued


I.Related Party Transactions

The Partnership pays property management fees to affiliates of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate up to 6% of the gross receipts, net of leasing commissions, from commercial properties under management and up to 5% of the gross receipts from residential properties under management. The affiliate of the General Partners sold its residential management agreement to BRI OP
Limited Partnership, a subsidiary of Berkshire
Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997.
The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.

Amounts accrued or paid to the General
Partners or their affiliates were as  follows:

                                1997      1996      1995

      Property management fees$385,273  $374,702  $374,554
      Expense reimbursements   543,090   462,290   322,733

        Charged to operations$928,363   $836,992  $697,287

  Due to affiliates consisted of expense reimbursements of $161,374 at December 31, 1996.

J.    Future Base Rents Due Under Commercial Operating Leases

  As a result of the sale of the Partnership's properties, subsequent to year end, all commercial operating leases were assumed by the buyer (see Note L).

K.       Federal Income Taxes

  For federal income tax purposes, the Partnership is depreciating its property using the accelerated cost recovery system ("ACRS") and the modified accelerated cost recovery system ("MACRS") depending on which is applicable.




















Continued
                 KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS, Continued


K.   Federal Income Taxes, Continued

  The reconciliation of the net income (loss) for each year reported in the accompanying Statements of Operations with the net income reported in the Partnership's federal income tax return for the years ended December 31, 1997, 1996 and 1995 is as follows:

                    1997           1996                   1995

  Net income (loss) per Statement
  of Operations $(3,577,878)   $(1,455,849)            $ 3,388,472
     Difference in book to tax
       depreciation 433,612        378,160                 303,088
     Difference in Joint Venture
       book to tax depreciation   173,928     505,859      833,854

     Difference in book to tax
       valuation provision       5,375,772       -            -

     Difference in Joint Venture
       book to tax valuation
       provision                   736,048  4,500,000         -

     Difference between Joint
       Venture book and tax loss
       on sale of property      (8,217,469)      -            -

     Rental adjustment required
       by Generally Accepted
       Accounting Principles       (29,601)    5,881       (50,659)
     Rental adjustment required
       by Generally Accepted
       Accounting Principles
       for Joint Venture         1,220,051    117,836     (110,747)

  Net income (loss) for federal
     income tax purposes       $(3,885,537)$ 4,051,887$ 4,364,008

  The allocation of the net loss for federal income tax purposes for 1997 is as follows:

                       Passive    Portfolio   Portfolio
                         Loss      Income      Expense    Total

  Unitholders        $(4,013,101)$  205,326  $     -   $(3,807,775)

  Corporate Limited
   Partner                   (54)         3        -           (51)

  General Partners       (81,901)     4,190        -       (77,711)
                     $(4,095,056)$  209,519  $     -   $(3,885,537)

For the years ended December 31, 1997, 1996 and 1995 the average per Unit income (loss) to the Unitholders for federal income tax purposes was ($.51), $.53, and $.57 respectively.

The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $7,642,000 and $3,929,000 at December 31, 1997 and 1996,
respectively. The tax and book basis of the Partnership's liabilities for financial reporting purposes are the same.


Continued
                KRUPP CASH PLUS-II LIMITED PARTNERSHIP

               NOTES TO FINANCIAL STATEMENTS, Continued


L. Subsequent Events

The sale of the Partnership's remaining
properties, as discussed in Note A, was
consummated on January 30, 1998. The total selling price of the fourteen properties was 138,000,000, of which the Partnership received
$39,822,700 for the sale of its properties, less its share of the closing costs.


The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998.
All distributions of net cash proceeds from the Terminating Capital Transaction shall be governed by Section 8.3(b)of the Partnership
Agreement as discussed above in Note H.

As a result of the sale of all the
Partnership's properties on January 30, 1998, the Partnership filed a report on Form 8-K on February 2, 1998.

                KRUPP CASH PLUS-II LIMITED PARTNERSHIP

        SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
                          December 31, 1997

  Costs Capitalized
  Subsequent to
Initial Costs to Partnership   Acquisition
 Buildings                    Buildings
                                          and                and
     Description          Land       Improvements  Improvements


Encino Oaks Shopping Center
Encino, California     $ 6,331,972  $ 2,110,657   $  858,295

Alderwood Towne Center
Lynnwood, Washington     4,011,588     8,462,256     515,064

Canyon Place Shopping Center
Portland, Oregon         4,175,701    15,684,340   1,043,394

Coral Plaza Shopping Center
Oak Lawn, Illinois       1,296,760     6,027,818     366,053

Cumberland Glen Apartments
Smyrna, Georgia            680,781     8,996,474   1,067,952


  Total                $16,496,802   $41,281,545  $3,850,758

                           Gross Amounts Carried at End of Year
                                       Buildings
                                          and
                           Land      Improvements          Total
(a)

Encino Oaks Shopping Center
Encino, California     $ 6,331,972   $ 2,968,952  $       9,300,924

Alderwood Towne Center
Lynnwood, Washington     4,011,588     8,977,320         12,988,908

Canyon Place Shopping Center
Portland, Oregon         4,103,576(b) 16,727,734         20,831,310

Coral Plaza Shopping Center
Oak Lawn, Illinois       1,296,760     6,393,871          7,690,631


Cumberland Glen Apartments
Smyrna, Georgia            680,781    10,064,426         10,745,207

  Total                $16,424,677   $45,132,303  $      61,556,980

(a) The aggregate cost for federal income tax purposes at December 31, 1997 is $61,697,681 and the aggregate accumulated depreciation for federal income tax purposes is $(18,311,571).

(b) Canyon Place received a cash settlement of $72,125, net of legal costs, of which $21,744 was received in 1997 for the granting of a railroad easement in 1994. For financial reporting purposes, the carrying value of land has been reduced accordingly.




                         Continued
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

    SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION -
Continued
                              December 31, 1997


            Accumulated
            Depreciation                Year
            and Valuation            Construction   Date
             Provisions               Completed   Acquired Depreciable Life

Encino Oaks Shopping Center
Encino, California      $   4,935,923   1974      07/31/86    2 to 25 Years

Alderwood Towne Center
Lynnwood, Washington        4,100,162   1985      09/03/86    2 to 25 Years

Canyon Place Shopping Center
Portland, Oregon            7,469,165   1986      12/23/86    2 to 25 Years

Coral Plaza Shopping Center
Oak Lawn, Illinois          4,683,631   1985      06/02/87    2 to 25 Years

Cumberland Glen Apartments
Smyrna, Georgia             5,148,103   1985      09/03/87    3 to 25 Years

  Total                 $  26,336,984


Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:

                                    1997         1996         1995
    Real Estate

    Balance at beginning of year$60,988,507  $60,359,934  $59,885,506

    Improvements                    590,217      628,548      471,770

    Settlement of land easement     (21,744)          25      2,658

    Balance at end of year      $61,556,980  $60,988,507  $60,359,934


                                    1997         1996         1995
    Accumulated Depreciation
    and Valuation Provisions

    Balance at beginning of year$ 18,758,766 $16,627,279  $14,602,206

    Depreciation expense           2,202,446   2,131,487    2,025,073

    Provisions for losses on real
      estate                       5,375,772        -            -

Balance at end of year      $ 26,336,984 $18,758,766  $16,627,279

BROOKWOOD VILLAGE JOINT VENTURE











                FINANCIAL STATEMENTS AND SCHEDULE
           For the Year Ended December 31, 1997
                 BROOKWOOD VILLAGE JOINT VENTURE

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                            F-22


Balance Sheets at December 31, 1997 and December 31, 1996    F-23


Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995                             F-24


Statements of Changes in Partners' Equity for the Years
Ended December 31, 1997, 1996 and 1995                       F-25


Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995                      F-26 - F-27


Notes to Financial Statements                         F-28 - F-31


Schedule III - Real Estate and Accumulated Depreciation
F-32 - F-33


All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS






To the Joint Venture Partners of
Brookwood Village Joint Venture:


We have audited the financial statements and financial statement schedule of Brookwood
Village Joint Venture (the "Joint Venture") listed in the index on page F-21 of this Form
10-K.  These financial statements and
financial statement schedule are the
responsibility of the Joint Venture's
management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 1997 and
1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note C, the Joint Venture's only property was sold on May 13, 1997. As a result of the sale, the Joint Venture was liquidated in 1997.




Boston, Massachusetts                    COOPERS & LYBRAND L.L.P.
January 30, 1997
                 BROOKWOOD VILLAGE JOINT VENTURE

                         BALANCE SHEETS
                   December 31, 1997 and 1996

                             ASSETS

                                        1996           1997
Real estate assets:
  Land (Note C)                          $       -   $ 15,895,139
  Building and improvements (Note C)             -     44,635,153
  Less accumulated depreciation (Notes C and G)              -
   (26,190,274)

     Total real estate assets                    -     34,340,018

Cash (Note C)                                    -        166,919
Other assets (Note C)                            -        512,031

     Total assets                        $       -   $ 35,018,968



                LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable                       $       -   $     44,762
  Accrued expenses and other liabilities
     (Note D)                                    -        440,067
  Due to affiliates (Note F)                     -          8,351
  Accrued legal settlement (Note A)              -      4,300,000

     Total liabilities                           -      4,793,180

Partners' equity (Note E)                        -     30,225,788

Total liabilities and Partners' equity   $       -   $ 35,018,968






























             The accompanying notes are an integral
             part of the financial statements.
                 BROOKWOOD VILLAGE JOINT VENTURE

                    STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1997, 1996 and 1995

              1997             1996                   1995

Revenue:
Rental     $ 2,388,205      $ 6,118,192            $ 6,243,206
Interest income     47,741       28,503                 50,656

Total revenue  2,435,946      6,146,695              6,293,862

Expenses:
  Operating (Note F)784,889   1,586,415              1,689,116
  Maintenance       226,703     631,241                590,110
  Real estate taxes133,320      373,856                335,475
Management fees (Note F)140,197 375,192                376,424
  Depreciation      731,909   2,026,131              2,309,755
  Provisions for losses on real
 estate (Note G)  1,472,096   9,000,000                   -

Total expenses  3,489,114    13,992,835              5,300,880

  Income (loss) before loss on
sale of property (1,053,168)             (7,846,140)    992,982

Loss on sale of property (Note C)   (721,760)       -          -


Net income (loss) (Note H)  $(1,774,928)$(7,846,140)$   992,982

Allocation of net income (loss):
  (Note E)

  Krupp Cash Plus-II Limited
     Partnership            $  (887,464)$(3,923,070)$   496,491

  BRI Texas Apartments Limited
     Partnership            $  (887,464)$(3,923,070)$   496,491


























           The accompanying notes are an integral
             part of the financial statements.
                 BROOKWOOD VILLAGE JOINT VENTURE

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      For the Years Ended December 31, 1997, 1996 and 1995

                                         BRI
                        Krupp           Texas
                      Cash Plus-II    Apartments         Total
                         Limited        Limited       Partners'
                       Partnership    Partnership      Equity

Balance at
  December 31, 1994   $21,339,973    $21,339,973     $42,679,946

Net income                496,491        496,491         992,982

Distributions          (1,425,000)    (1,425,000)     (2,850,000)

Balance at
  December 31, 1995    20,411,464     20,411,464      40,822,928

Net loss               (3,923,070)    (3,923,070)     (7,846,140)

Distributions          (1,375,500)    (1,375,500)     (2,751,000)

Balance at
  December 31, 1996    15,112,894     15,112,894      30,225,788

Capital contributions
  (Note A)              2,150,000      2,150,000       4,300,000

Loss on sale of
  property (Note C)      (360,880)      (360,880)       (721,760)

Net loss (Note E)        (526,584)      (526,584)     (1,053,168)

Distributions (Note E)(16,375,430)   (16,375,430)    (32,750,860)

Balance at
  December 31, 1997   $      -       $      -        $      -






The accompanying notes are an integral
part of the financial statements.

BROOKWOOD VILLAGE JOINT VENTURE

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997, 1996 and 1995


                               1997         1996        1995
Operating activities:
  Net income (loss)        $(1,774,928)$(7,846,140) $   992,982
  Adjustments to reconcile
     net income (loss) to net
     cash provided by
     operating activities:
       Depreciation            731,909    2,026,131   2,309,755
       Provisions for losses
          on real estate     1,472,096    9,000,000        -
       Loss on sale of
          property             721,760         -           -
       Changes in assets and
          liabilities:
            Decrease in other
            assets             512,031      120,550     177,170
          Increase (decrease)
            in accounts
            payable            (44,762)     30,349      (14,741)
          Increase (decrease)
            in due to affiliates(8,351)     (4,217)      12,568
          Increase (decrease)
            in accrued
            expenses and
            other liabilities   (440,067)    108,059   (432,851)

            Net cash provided
               by
               operating
               activities       1,169,688  3,434,732    3,044,883

Investing activities:
  Additions to fixed assets      (144,803)   (751,474)    (580,348)
  Decrease in accrued legal
   settlement                   (4,300,000)      -            -
  Net consideration received
     from sale of property      31,559,056         -           -

            Net cash provided
               by (used in)
               investing
               activities       27,114,253     (751,474)   (580,348)

Financing activities:
  Distributions            (32,750,860) (2,751,000)  (2,850,000)
  Capital contributions from
     Joint Venture Partners  4,300,000         -           -

            Net cash used in
               financing
               activities  (28,450,860) (2,751,000)  (2,850,000)

Net decrease in cash and cash
  equivalents                 (166,919)    (67,742)    (385,465)

Cash and cash equivalents,
  beginning of year            166,919      234,661     620,126

Cash and cash equivalents,
  end of year              $      -     $   166,919 $   234,661

Continued
BROOKWOOD VILLAGE JOINT VENTURE

STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 1997, 1996 and 1995


Supplemental schedule of noncash investing and financing activities:

                            1997           1996         1995
  Adjustment to real estate
     asset  basis for release
     of lien (Note A)$      -           $ 4,300,000 $      -

  Accrued legal settlement
     (Note A) $      -     $(4,300,000)             $      -

















            The accompanying notes are an integral
             part of the financial statements.
                 BROOKWOOD VILLAGE JOINT VENTURE

                  NOTES TO FINANCIAL STATEMENTS

A.Organization

On December 16, 1986, Brookwood Village Joint
Venture (the "Joint Venture") acquired
Brookwood Village Mall and Convenience Center
("Brookwood Village"), a retail development located in Birmingham, Alabama. Brookwood
Village consisted of a covered mall, a covered garage and a detached strip shopping center with an aggregate net leasable square footage of 474,083. The Joint Venture was 50% owned by Krupp Cash Plus-II Limited Partnership and
BRI Texas Apartments Limited Partnership (the
"Joint Venture Partners"), both with similar investment objectives. The express purpose of entering into the Joint Venture was to purchase, own, manage and operate Brookwood
Village.

Under the original purchase and sale agreement entered into by the Joint Venture, its affiliates and the seller, the seller retained a lien on the premises related to the future sale of the property or development of unimproved land at Brookwood Village. The lien entitled the seller to receive $5,000,000 of the proceeds from the sale of Brookwood
Village and potentially additional amounts related to expansion and development. The
Joint Venture held title to Brookwood Village free and clear from all other material liens or encumbrances. On January 24, 1997, the previous owner filed suit in the Circuit Court of Jefferson County, Alabama against the Joint
Venture Partners and Brookwood Village Joint
Venture, among others. In the suit, the plaintiff claimed that the defendants had effectively sold Brookwood Village on June 27,
1991, when one of the original Joint Venture
Partners exchanged its assets for an ownership interest in an affiliated real estate investment trust. The defendants sought damages of approximately $7,200,000, which included the $5,000,000 payment stipulated in the original purchase and sale agreement and interest accrued thereon from the date of the exchange. On February 28, 1997, the Joint
Venture Partners paid the discounted amount of $4,300,000 to the previous owner to release the lien and settle the lawsuit. The payment was funded by capital contributions of $2,150,000 from each of the Joint Venture
Partners. For financial reporting purposes, the settlement payment of $4,300,000 related to the release of the previous owner's lien was included in the asset basis of the property.

On May 13, 1997, the Joint Venture Partners exchanged Brookwood Village for cash and two multifamily properties. As a result of the sale and in accordance with Joint Venture
Agreement, the Joint Venture Partners
liquidated and distributed the remaining assets of the Joint Venture and subsequently dissolved the Joint Venture in the fourth quarter of 1997 (see Note C for further discussion of this matter).

B.
Significant Accounting Policies

The Joint Venture used the following
accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note H):

Cash and Cash Equivalents

The Joint Venture included all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents.

Rental Revenues

Commercial leases require the payment of base rent monthly in advance. Rental revenues were recorded on the accrual basis. Commercial leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are recorded as income when received. Minimum rental revenue from long-term commercial leases was recognized on a straight-line basis over the life of the related lease.



Continued
                     BROOKWOOD VILLAGE JOINT VENTURE

                NOTES TO FINANCIAL STATEMENTS, Continued


B.Significant Accounting Policies, Continued


Depreciation

Depreciation of building and improvements was provided for by the use of the straight-line method over estimated useful lives of 3 to 25 years. Tenant improvements were depreciated over the life of the lease.

Impairment of Long-Lived Assets

Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell (see Note G).

Leasing Commissions

Leasing commissions were deferred and
amortized over the life of the related lease.

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

C.Disposition of Real Estate Asset and
Dissolution of Joint Venture

Based upon the Joint Venture Partners'
assessment of the current and future market conditions, the capital improvements necessary to remain competitive in its market, its capital resources and the differing strategies of the Joint Venture Partners, the Joint
Venture Partners determined that its was in their best interests, and that of their respective investors, to sell Brookwood
Village.  On May 13, 1997, the Joint Venture
Partners exchanged Brookwood Village with an unaffiliated third party for net consideration totaling $32,422,220 less prorations and closing costs of $863,164 which included two multifamily properties and cash. Each Joint
Venture Partner was allocated 50% of the net consideration received. For financial reporting purposes, the Joint Venture realized a loss of $721,760 on the exchange. The loss was calculated as the difference between net consideration received less net book value of the property and closing costs.

As a result of the sale of Brookwood Village, the Joint Venture Partners liquidated the Joint Venture and distributed its remaining assets in the fourth quarter of 1997. In accordance with the Joint Venture Agreement, each Joint Venture Partner received 50% of the remaining net assets of $793,804. Subsequent to the final distribution, the Joint Venture was dissolved.

D.Accrued Expenses and Other Liabilities

  Accrued expenses and other liabilities consisted of the following at December 31, 1997 and 1996:

                                             1997        1996

      Accrued real estate taxes            $   -       $ 95,932
      Tenant security deposits                 -         34,890
      Other accrued expenses                   -        211,834
      Prepaid rent                             -         97,411

                                           $   -       $440,067





Continued
                     BROOKWOOD VILLAGE JOINT VENTURE

                NOTES TO FINANCIAL STATEMENTS, Continued


E.  Partners' Equity

  Under the terms of the Brookwood Village Joint Venture
  Agreement, profits, losses and distributions are allocated 50% to each Joint Venture Partner.

  As of December 31, 1997, the following cumulative Joint Venture
  Partner contributions and allocations have been made since inception of the Joint Venture:

                                            BRI
          Krupp               Texas
       Cash Plus-II         Apartments                 Total
         Limited             Limited     Partners'
     Partnership           Partnership                 Equity

Capital contributions$ 25,993,095$ 25,993,095     $ 51,986,190

 Net income               650,362            650,362   1,300,724

       Loss on sale of
          property    (360,880)             (360,880)    (721,760)

Distributions:
Operations          (10,503,049)         (10,503,049) (21,006,098)
Capital transaction (15,779,528)         (15,779,528) (31,559,056)

    Total at
 December 31, 1997$       -             $       -   $       -

F.  Related Party Transactions

  The Joint Venture paid property management fees to an affiliate of the Joint Venture Partners for management services. Pursuant to the management agreement, management fees were payable monthly at a rate up to 6% of the gross receipts, net of leasing commissions. The Joint Venture also reimbursed affiliates of the Joint Venture Partners for certain expenses incurred in connection with the operation of Brookwood Village including administrative expenses.

  Amounts accrued or paid to affiliates of the Joint Venture
  Partners during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                        1997     1996      1995

  Property management fees           $ 140,197 $375,192  $376,424

        Expense reimbursements          28,858  165,611   137,455

            Charged to operations    $ 169,055 $540,803  $513,879

  Due to affiliates consisted of expense reimbursements of $8,351
  at    December 31, 1996.



                            Continued
                 BROOKWOOD VILLAGE JOINT VENTURE

            NOTES TO FINANCIAL STATEMENTS, Continued


G.  Provisions for Losses on Real Estate

  In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of", the Joint Venture recorded cumulative valuation provisions for losses on its real estate assets of $10,472,096 and $9,000,000 as of May 13, 1997, the date
Brookwood Village was sold (see Note C), and December 31, 1996, respectively, which represent the difference between carrying value and estimated fair value less costs to sell.

H. Federal Income Taxes

  The reconciliation of the net income (loss) for each year reported in the accompanying Statement of Operations with the net income reported in the Joint Venture's 1997, 1996 and 1995 federal income tax return follows:

                                1997           1996         1995

Net income (loss) per Statement
of Operations             $ (1,774,928)    $(7,846,140)  $ 992,982

Difference in book to tax
depreciation                  347,845       1,011,716    1,299,910

Difference in book to tax
valuation provisions         1,472,096      9,000,000         -

Difference between book and
tax loss on sale of
     property              (16,434,937)         -             -

Rental adjustment required
By Generally Accepted
Accounting Principles      68,336            141,808     63,257

       Difference in book to tax
          bad debt           (4,181)          15,534         -

     Net income (loss) for federal
       income tax purposes$(16,325,769)      $ 2,322,918$ 2,356,149

  The allocation of the 1997 net loss for federal income tax
purposes is as                  follows:
                  Passive        Portfolio
                   Loss           Income         Total

    Krupp Cash Plus-II Limited
       Partnership$ (5,974,042) $    23,870  $ (5,950,172)

    BRI Texas Apartments Limited
       Partnership (10,399,467)      23,870   (10,375,597)

               $(16,373,509)    $    47,740  $(16,325,769)

Passive loss differs due to individual Joint
Venture Partner depreciation elections.

The basis of the Joint Venture's assets for financial reporting purposes was less than its tax basis by approximately $7,689,000 at December 31, 1996. The tax and book basis of the Joint Venture's liabilities were the same.






                 BROOKWOOD VILLAGE JOINT VENTURE

     SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
                          December 31, 1997



Costs Capitalized Subsequent
Initial Costs to Joint Venture          to Acquisition(a)
                                     Buildings     Buildings
                                        and           and
     Description          Land      Improvements  Improvements   Land

Brookwood Village Mall
and Convenience Center
Birmingham, Alabama$14,569,321$32,713,684$ 12,066,272$1,325,818


          Gross Amounts Carried at End of Year

                       Disposition
  Buildings            of Buildings,
    and                Improvements
   Land (a)Improvement (a)          and Land (b)                Total (b)
Brookwood Village Mall
and Convenience Center
Birmingham, Alabama    $15,895,139  $    44,779,956$ (60,675,095)$     -




 Accumulated       Depreciation
     and              Year
  Valuation       Construction     Date       Depreciable
 Provisions (b)    Completed     Acquired        Life
Brookwood Village Mall
and Convenience Center
Birmingham, Alabama$       -        1973      12/16/863 to 25 Years


(a) For financial reporting purposes, the carrying value of the properties was increased ($1,325,818 to land and $2,974,182 to buildings and improvements), based on the settlement of the previous owner's lien for $4,300,000 (see Note A).

(b) On May 13, 1997, Brookwood Village Mall and Convenience Center was sold (see Note C).








                          Continued
                 BROOKWOOD VILLAGE JOINT VENTURE

    SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION -
Continued
                        December 31, 1997




Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:

             1997           1996              1995
Real Estate

Balance at beginning of year  $ 60,530,292 $55,478,818$54,898,470

Adjustment to basis based on
  previous owner's lien        -           4,300,000         -

Improvements             144,803             751,474
 580,348

Sale of property     (60,675,095               -             -

Balance at end of year$       -           $60,530,292$55,478,818


                              1997            1996        1995
Accumulated Depreciation
and Valuation Provisions

Balance at beginning of year $26,190,274 $15,164,143  $12,854,388

Depreciation expense             731,909   2,026,131    2,309,755

Provisions for losses on real
  estate                         1,472,096 9,000,000         -

Sale of property               (28,394,279)           -          -


Balance at end of year        $     -     $26,190,274$15,164,143