Form 10-Q
period 1998-03-31
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1998-05-14
CIK 785988

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    March 31,
1998

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

The total number of pages in this document is 13.
       PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

This form 10-Q contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                         BALANCE SHEETS


                             ASSETS

                                            March 31,  December 31,
                                              1998        1997
Real estate assets:
  Multi-family apartment complex (Note 3) $       -    $ 5,597,104
  Retail centers (Notes 3 and 4)                  -     29,622,892
  Mortgage-backed securities ("MBS"), net of
     accumulated amortization (Note 6)       6,165,999  6,478,988

       Total real estate assets              6,165,999 41,698,984

Cash and cash equivalents (Note 2)          43,422,810  5,325,971
Other assets                                   379,922    629,755

       Total assets                       $ 49,968,731$47,654,710

                 LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accrued expenses and other liabilities (Note 7)$212,526$ 660,976
  Due to affiliates (Note 9)                   123,422       -

       Total liabilities                       335,948    660,976

Partners' equity (deficit) (Note 8):
  Unitholders
   (7,499,718 Units outstanding)             49,939,497 47,281,562
  Corporate Limited Partner
   (100 Units outstanding)                          871        835
  General Partners                             (670,128)   (650,556)
  Unrealized holding gains on MBS (Note 6)     362,543    361,893

       Total Partners' equity                49,632,783 46,993,734

  Total liabilities and Partners' equity   $ 49,968,731$47,654,710










             The accompanying notes are an integral
             part of the financial statements.
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS

                                          For the Three Months
                                              Ended March 31,
                                           1998        1997

Revenue:
 Rental                                 $  458,258  $1,738,839
 Interest income - MBS (Note 6)            129,879     154,336
 Interest income - other                   426,652     109,360

   Total revenue                         1,014,789   2,002,535

Expenses:
 Operating (Note 9)                        256,655     220,795
 Maintenance                                46,741      99,534
 General and administrative (Note 9)       131,340     177,319
 Real estate taxes                          60,367     217,649
 Management fees (Note 9)                   34,315      91,061
 Depreciation                               44,095     532,546

   Total expenses                          573,513   1,338,904

Income from operations before gain on sale of
 properties                                441,276     663,631

 Partnership's share of Joint Venture net
   loss (Note 5)                              -       (538,037)

Income before gain on sale of properties   441,276     125,594

Gain on sale of properties (Note 3)      3,725,484        -

Net income                              $4,166,760  $  125,594

Allocation of net income (Note 8):

 Unitholders (7,499,718 Units outstanding):
 Income before gain on sale of properties$  432,445 $  123,080
 Gain on sale of properties              3,725,434        -
   Net income                           $4,157,879  $  123,080

 Per Unit of Depositary Receipt:
 Income before gain on sale of properties$    .06   $      .02
   Gain on sale of properties                  .50        -
   Net income                           $      .56  $      .02

 Corporate Limited Partner
   (100 Units outstanding):
   Income before gain on sale of properties$     6  $        2
   Gain on sale of properties                   50        -
   Net income                           $       56  $        2

 General Partners:
   Income before gain on sale of properties$ 8,825  $    2,512
   Gain on sale of properties                 -           -
   Net income                           $    8,825  $    2,512


             The accompanying notes are an integral
             part of the financial statements.
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS



                                              For the Three Months
                                                Ended March 31,

                                               1998       1997
Operating activities:
  Net income                               $ 4,166,760$   125,594
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                             44,095    532,546
       Amortization of MBS discount, net           301       (539)
       Gain on sale of properties           (3,725,484)       -
       Partnership's share of Joint Venture net
          loss                                    -        538,037
       Changes in assets and liabilities:
          Decrease in other assets             239,929     31,013
          Increase (decrease) in due to
            affiliates                         123,422   (154,451)
       Decrease in accrued expenses and other
          liabilities                         (449,478)    (50,106)

        Net cash provided by operating
        activities                             399,545  1,022,094

Investing activities:
  Additions to fixed assets                    (64,710)    (53,137)
  Principal collections on MBS                 313,338    295,673
  Capital contribution to Joint Venture           -     (2,150,000)
  Increase in accrued expenses and other
  liabilities related to fixed asset additions   1,028      1,184
  Distributions received from Joint Venture in
     excess of its earnings                       -       199,000
  Proceeds from sale of properties, net     38,975,999       -

               Net cash provided by (used in)
                 investing activities       39,225,655 (1,707,280)

Financing activity:
  Distributions                             (1,528,361) (1,518,246)

Net increase (decrease) in cash and cash
  equivalents                               38,096,839 (2,203,432)

Cash and cash equivalents, beginning of period  5,325,971  8,953,003

Cash and cash equivalents, end of period   $43,422,810$ 6,749,571


Supplemental schedule of noncash investing and financing activities:

  Unrealized holding gains on MBS (Note 6) $       650$      -






              The accompanying notes are an integral
                 part of the financial statements.
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS


(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Cash Plus-II
Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

                                          March 31,   December 31,
                                            1998         1997

       Cash and money market accounts   $  1,244,696 $  1,725,998
       Commercial paper                   42,178,114    3,599,973
                                        $ 43,422,810 $  5,325,971

(3)Sale of Properties

On January 30, 1998, the Partnership sold its remaining properties to unaffiliated third parties. The Partnership's properties were included in a package with nine other properties owned by affiliates of the General
Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $39,822,700, less its share of closing costs of $846,701. For financial reporting purposes, the Partnership realized a gain of $3,725,484 on the sale.
The gain was calculated as the difference between the properties' selling prices less net book value of the properties and closing costs.

(4)Provision for Losses on Real Estate

In accordance with Financial Accounting
Standard No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of", the
Partnership recorded valuation provisions for losses on its real estate assets of $5,375,772 at December 31, 1997. These provisions represented the difference between carrying values and selling prices less estimated costs to sell as a result of the sale of the Partnership's properties on January 30, 1998
(see Note 3).

Continued
   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued


(5)Investment in Joint Venture

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













               Continued
KRUPP CASH PLUS-II LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS, Continued


(6)Mortgage Backed Securities and Other
Investments

The MBS held by the Partnership were issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association.
Additional information on the MBS held is as follows:

                                          March 31,  December 31,
                                            1998        1997

      Face Value                        $  5,792,665 $ 6,106,003

      Amortized Cost                    $  5,803,456$  6,117,095

      Estimated Market Value            $  6,166,000$  6,479,000

Coupon rates of the MBS ranged from 8.0% to 10.0% per annum and were due to mature in the years 2008 through 2017.

In accordance with Financial Accounting
Standard No. 115 "Accounting for Certain
Investments in Debt and Equity Securities", unrealized holding gains and losses for available-for-sale securities are reported as a separate component of equity until realized.
At March 31, 1998 and December 31, 1997, the
Partnership had unrealized holding gains of $362,543 and $361,893, respectively, on its MBS investments to adjust to market value based on quoted market prices.

(7)Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities
consisted of the following:

                                          March 31,  December 31,
                                            1998         1997

      Accrued real estate taxes         $      -     $   235,000
      Other accrued expenses                182,210      229,097
      Tenant security deposits                 -         187,668
      Prepaid rent                             -           9,211
      Accounts payable                        1,919         -
      Distributions payable                  28,397         -
                                        $   212,526  $   660,976







                            Continued
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(8)  Changes in Partners' Equity

     A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1998 is as follows:

                                   Corporate           Unrealized    Total
                                   Limited    General    Holding   Partners'
                      Unitholders  Partner    Partners Gains on MBS  Equity


    Balance at
    December 31, 1997 $47,281,562  $    835  $(650,556)$   361,893$46,993,734

    Gain on sale of
      properties        3,725,434        50       -           -     3,725,484

    Unrealized holding
      gains on MBS           -          -         -             650        650

    Distributions      (1,499,944)     (20)    (28,397)       -    (1,528,361)

    Net income            432,445          6     8,825         -       441,276

    Balance at
      March 31, 1998  $49,939,497  $     871 $(670,128)$    362,543$49,632,783

The distributions payable to the General
Partners totaled $28,397 and were included in accrued expenses and other liabilities at March 31, 1998.

(9)Related Party Transactions

The Partnership paid property management fees to affiliates of the General Partners for management services. Payment of these fees ended in conjunction with the sale of the Partnership's properties on January 30, 1998
(see Note 3). Pursuant to the management agreements, management fees were payable monthly at a rate up to 6% of the gross receipts, net of leasing commissions, from commercial properties under management and up to 5% of the gross receipts from residential properties under management. The Partnership continues to reimburse affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership, including administrative expenses.


















Continued
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(9)  Related Party Transactions, Continued

     Amounts accrued or paid to the General Partners' affiliates were as follows:

                                         For the Three Months
                                           Ended March 31,
                                           1998      1997

          Property management fees       $ 34,315  $ 91,061

          Expense reimbursements          107,562   136,303

            Charged to operations        $141,877  $227,364

     Due to affiliates consisted of expense reimbursements of $123,422 at March 31, 1998.

     In addition to the amounts above, costs paid to the General
     Partners' affiliates associated with the sale of the Partnership's remaining properties were $319,839 during the three months ended March 31, 1998.

(10) Subsequent Event

     On April 29, 1998, the General Partners sold the Partnership's MBS portfolio to an unaffiliated third party for $5,923,541.

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

Liquidity and Capital Resources

Based upon the General Partners' assessment of the current and future market conditions, the capital improvements necessary to remain competitive in the properties' respective markets and the Partnership's capital resources, the General Partners determined that it was in their best interests, and that of their respective investors, to sell the Partnership's remaining properties. On
January 30, 1998, the General Partners sold all of the Partnership's properties to unaffiliated third parties. The properties were included in a package with nine other properties owned by affiliates of the General
Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $39,822,700 for the sale of its properties, less its share of the closing costs of $846,701 (see Note 3). The sale of the properties is considered a Terminating Capital Transaction, as defined by the Partnership Agreement.

The Partnership anticipates making a special distribution of $5.25 per Unit in the second quarter of 1998, based upon approximately 80% of the proceeds of the sale and estimated liquidation value of remaining Partnership assets. Once all necessary reserves and contingent liabilities are funded, the remaining proceeds will be distributed. All
Partnership affairs are expected to be
completed by year-end.

The Partnership held MBS that were guaranteed by the Government National Mortgage
Association ("GNMA"), the Federal National
Mortgage Association ("FNMA"), and Federal
Home Loan Mortgage Corporation ("FHLMC").  The
Partnership had unrealized holding gains on its MBS of $362,543 and $361,893 at March 31,
1998 and December 31, 1997, respectively, to adjust the investments to market value (see
Note 6).  Subsequent to March 31, 1998, the General
Partners sold the Partnership's MBS portfolio to an unaffiliated third party (see Note 10).

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











Continued
   KRUPP CASH PLUS-II LIMITED PARTNERSHIP


Operations

Partnership

The following discussion relates to the
operations of the Partnership for the three months ended March 31, 1998 and 1997. The sale of the Partnership's properties (Encino Oaks
Shopping Center, Alderwood Towne Center,
Canyon Place Shopping Center, Coral Plaza
Shopping Center and Cumberland Glen
Apartments) on January 30, 1998, significantly impacts the comparability of the Partnership's operations between the two periods.

Net income for the three months ended March
31, 1998 as compared to the three months ended
March 31, 1997, net of activity of the
Partnership's sold properties, increased as total revenue increased and total expenses decreased. Total revenue increased due to higher average cash and cash equivalent balances available for investment, as a result of the sale of the Partnership's properties.
Proceeds of approximately $38,976,000 were received from the sale. This increase is partially offset by a decrease in MBS interest income due to repayments of principal on the MBS portfolio.

Total expenses for the three months ended
March 31, 1998, net of activity of the
Partnership's sold properties, decreased when compared to the same period in 1997, due to a decrease in general and administrative expense. This decrease is the result of legal costs incurred in 1997 which related to the unsolicited tender offers to purchase Units of Depositary Receipts and the settlement of the Brookwood Village Joint Venture litigation
(see Note 5).

Joint Venture

Brookwood Village was sold on May 13, 1997 to an unaffiliated third party. See Note 5 for further discussion of this matter.

   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

         PART II - OTHER INFORMATION





Item 1.                   Legal Proceedings
                          Response:  None

Item 2.                   Change in Securities
                          Response:  None

Item 3.                   Defaults upon Senior
                          Securities
                          Response:  None

Item 4.                   Submission of
                          Matters to a Vote of
                          Security Holders
                          Response:  None

Item 5.                   Other Information
                          Response:  None

Item 6.                   Exhibits and Reports
on                        Form 8-K

(a)Exhibits
Response:  None

(b)Reports on Form 8-K

      Date            Event Reported
Financial Statements Filed

January 30, 1998 Disposition of the Pro Forma
Balance Sheet at Partnership's remaining
September 30, 1997.properties

Pro Forma Statements of Operations for the nine months ended September 30,1997 and for the year ended December 31, 1996.

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



DATE: May 13, 1998