Form 10-Q
period 1998-06-30
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1998-08-13
CIK 785988

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    June 30,
1998

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

             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                         BALANCE SHEETS


                             ASSETS

                                           Unaudited
                                            June 30,   December 31,
                                              1998         1997

Real estate assets:
  Multi-family apartment complex (Note 3) $      -     $ 5,597,104
  Retail centers (Note 3)                        -      29,622,892
  Mortgage-backed securities ("MBS"), net of
     accumulated amortization and unrealized
     holding gains (Note 5)                      -       6,478,988

       Total real estate assets                  -      41,698,984

Cash and cash equivalents (Note 2)         10,757,207    5,325,971
Other assets                                   84,395      629,755

       Total assets                       $10,841,602  $47,654,710


                LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accrued expenses and other liabilities (Note 6)$171,075$660,976
  Due to affiliates (Note 8)                   17,001         -


       Total liabilities                      188,076      660,976

Partners' equity (deficit) (Note 7):
  Unitholders
   (7,499,718 Units outstanding)            11,314,195 47,281,562
  Corporate Limited Partner
   (100 Units outstanding)                         356        835
  General Partners                            (661,025)   (650,556)
  Unrealized holding gains on MBS (Note 5)       -         361,893

       Total Partners' equity               10,653,526 46,993,734

       Total liabilities and Partners' equity$10,841,602$47,654,710







             The accompanying notes are an integral
                part of the financial statements.
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS

(Unaudited)

                           For the Three Months Ended  For the Six Months Ended
                                  June 30,                      June 30,

                               1998            1997          1998      1997

Revenue:
  Rental                    $ 1,327     $1,709,805        $459,585  $3,448,644
  Interest income - MBS (Note 5) 27,519   146,675          57,398      301,011
  Interest income - other            568,499       198,158   995,151    307,518

    Total revenue                    597,345     2,054,638 1,612,134  4,057,173

Expenses:
  Operating (Note 8)                   2,407       283,037   259,062    503,832
  Maintenance                           -          121,246    46,741    220,780
  General and administrative (Note 8) 139,837      163,974   271,177    341,293
  Real estate taxes                     -          209,312    60,367    426,961
  Management fees (Note 8)              -           97,286    34,315    188,347
  Depreciation                          -          538,735    44,095  1,071,281

    Total expenses                   142,244     1,413,590   715,757  2,752,494

Income from operations before gain on
  sale of properties and gain on sale of
  MBS                                455,101       641,048   896,377  1,304,679

  Partnership's share of Joint Venture
    net loss (Note 4)                   -         (334,861)      -     (872,898)

Income before gain on sale of properties
  and gain on sale of MBS            455,101       306,187   896,377    431,781

Gain on sale of properties (Note 3)     -             -    3,725,484      -

Gain on sale of MBS (Note 5)         302,230          -      302,230       -

Net income                        $  757,331    $  306,187$4,924,091 $  431,781

Allocation of net income (Note 7):

  Unitholders (7,499,718 Units
    outstanding):
    Income before gain on sale of
       properties and gain on sale of
       MBS                        $  445,992    $  300,059$  878,437 $  423,139
    Gain on sale of properties          -             -    3,725,434      -
    Gain on sale of MBS              302,226          -      302,226       -
    Net income                    $  748,218    $  300,059$4,906,097 $  423,139

  Per Unit of Depositary Receipt:
    Income before gain on sale of
       properties and gain on sale of
       MBS                        $      .06    $      .04$      .12 $      .06
    Gain on sale of properties          -             -          .50      -
    Gain on sale of MBS                  .04          -          .04       -
    Net income                    $      .10    $      .04$      .66 $      .06

Continued
                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS, Continued

(Unaudited)

                           For the Three Months Ended  For the Six Months Ended
                               June 30,                           June 30,
                            1998          1997               1998      1997

  Corporate Limited Partner (100
     Units outstanding):
     Income before gain on sale of
       properties and gain on sale of
       MBS                 $  6        $   4               $  12    $  6
     Gain on sale of properties         -             -       50       -
     Gain on sale of MBS                   4          -        4       -
     Net income                        $  10    $     4    $  66    $  6

  General Partners:
     Income before gain on sale of
       properties and gain on sale of
       MBS                        $    9,103    $    6,124$   17,928 $    8,636
     Gain on sale of properties         -             -         -          -
     Gain on sale of MBS                -             -         -          -
     Net income                   $    9,103    $    6,124$   17,928 $    8,636










              The accompanying notes are an integral
               part of the financial statements.
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS

(Unaudited)


                                         For the Six Months
                                             Ended June 30,
                                              1998         1997

Operating activities:
  Net income                              $ 4,924,091  $   431,781
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation                                 44,095    1,071,281
  Amortization of MBS discount, net              -            (140)
       Gain on sale of properties          (3,725,484)       -
       Gain on sale of MBS                   (302,230)       -
       Partnership's share of Joint Venture
          net loss                               -         872,898
       Changes in assets and liabilities:
          Decrease in other assets            535,456       51,653
       Increase (decrease) in due to
            affiliates                         17,001     (138,867)
       Increase (decrease) in accrued
       expenses and other liabilities        (489,901)     11,257

       Net cash provided by operating
       activities                           1,003,028    2,299,863

Investing activities:
  Additions to fixed assets                   (64,710)   (209,556)
  Principal collections on MBS                495,784      545,210
  Capital contribution to Joint Venture          -      (2,150,000)
  Distributions received from Joint Venture
     in excess of its earnings                   -         199,000
  Distribution received from Joint Venture
     sale of property                            -      15,701,485
  Proceeds from sale of properties, net    38,975,999         -
  Proceeds from sale of MBS                 5,923,541         -


  Net cash provided by investing
                 activities                45,330,614   14,086,139

Financing activity:
  Distributions                           (40,902,406) (3,419,104)

Net increase in cash and cash equivalents   5,431,236   12,966,898

Cash and cash equivalents, beginning of period5,325,971  8,953,003

Cash and cash equivalents, end of period  $10,757,207  $21,919,901








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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

                                       June 30,     December 31,
                                         1998           1997

      Cash and money market accounts$   752,442     $ 1,725,998
      Commercial paper                10,004,765      3,599,973

                                     $10,757,207    $ 5,325,971

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











Continued
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(4)Investment in Joint Venture

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















Continued
   KRUPP CASH PLUS-II LIMITED PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued


(5)Mortgage Backed Securities


On April 29, 1998, the General Partners sold the Partnership's MBS portfolio to unaffiliated third parties for $5,923,541.
For financial reporting purposes, the
Partnership recognized a gain of $302,230 on the sale. The gain was calculated as the difference between the selling price and net book value of the MBS.

The MBS held by the Partnership were issued by the Federal Home Loan Mortgage Corporation,
Federal National Mortgage Association and the
Government National Mortgage Association.  At
December 31, 1997, the MBS had a total face value, amortized cost and estimated market value of $6,106,003, $6,117,095 and
$6,479,000, respectively. Coupon rates of the MBS ranged from 8.0% to 10.0% per annum and were scheduled to mature in the years 2008 through 2017. At December 31, 1997, the
Partnership's MBS portfolio had unrealized holding gains of $361,893 on its MBS investments to adjust to market value, based on quoted market prices.

(6)   Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities consisted of the following:

                                      June 30,    December 31,
                                        1998          1997

      Accrued real estate taxes       $   -       $   235,000
      Other accrued expenses           171,075        229,097
      Tenant security deposits            -           187,668
      Prepaid rent                        -             9,211

                                      $171,075    $   660,976


























Continued
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(7)   Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1998 is as follows:

                      Corporate             Unrealized               Total
                      Limited      General    Holding  Partners'
                      UnitholdersPartner     Partners Gains on MBS  Equity

    Balance at
    December 31, 1997  $47,281,562$ 835     $(650,556)$361,893    $46,993,734

    Income before gain on
      sale of properties
      and gain on sale
      of MBS              878,437   12         17,928         -       896,377

    Gain on sale of
      properties        3,725,434   50           -            -     3,725,484

    Gain on sale of MBS   302,226    4           -            -       302,230

    Unrealized holding
      gains on MBS           -         -         -        (361,893)   (361,893)

    Distributions:
      Operations       (1,499,944)  (20)      (28,397)       -     (1,528,361)
       Capital
         transactions (39,373,520)     (525)     -            -   (39,374,045)

    Balance at
      June 30, 1998   $11,314,195$     356  $(661,025)$       -   $10,653,526

(8)Related Party Transactions

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













Continued
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(8)               Related Party Transactions, Continued

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                          For the Three Months        For the Six Months

                              Ended June 30,               Ended June 30,

                            1998      1997               1998      1997


     Property management fees       $   -     $  97,286 $ 34,315$188,347

     Expense reimbursements          111,163    136,962  218,725 273,265

       Charged to operations        $111,163   $234,248 $253,040$461,612

   Due to affiliates consisted of expense reimbursements of $17,001 at June 30, 1998.

   In addition to the amounts above, costs paid to the General
   Partners' affiliates associated with the sale of the Partnership's remaining properties were $319,839 during the six months ended June 30, 1998.



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

On May 15, 1998, the Partnership made a
special distribution of $5.25 per Unit based upon approximately 80% of the proceeds of the sale and estimated liquidation value of remaining Partnership assets. Once all necessary reserves and contingent liabilities are funded, the remaining proceeds will be distributed. All Partnership affairs are expected to be completed by year-end.

The Partnership held MBS that were guaranteed by the Government National Mortgage
Association and the Federal Home Loan Mortgage
Corporation.  On April 29, 1998, the General
Partners sold the Partnership's MBS portfolio to unaffiliated third parties. For financial reporting purposes, the Partnership recognized a gain of $302,230 from the sale. At December
31, 1997, the Partnership recorded unrealized holding gains on its MBS of $361,893 to adjust the investments to market value (see Note 5).

On May 13, 1997, Brookwood Village was sold to an unaffiliated third party. Prior to the sale, the Partnership, its Joint Venture
Partner and Brookwood Village Joint Venture were named as defendants in a lawsuit filed by the previous owners of Brookwood Village related to a $5,000,000 lien retained by the seller. On February 28, 1997, Brookwood
Village Joint Venture paid the discounted amount of $4,300,000 to the previous owner to release the lien and settle the lawsuit. The payment was funded by capital contributions of $2,150,000 from each of the Joint Venture
Partners (see Note 4).













KRUPP CASH PLUS-II LIMITED PARTNERSHIP


Operations

Partnership

The following discussion relates to the
operations of the Partnership for the three and six months ended June 30, 1998 and 1997.
The sale of the Partnership's properties
(Encino Oaks Shopping Center, Alderwood Towne
Center, Canyon Place Shopping Center, Coral
Plaza Shopping Center and Cumberland Glen
Apartments) on January 30, 1998 and the sale of the Partnership's MBS portfolio on April
29, 1998, significantly impacts the
comparability of the Partnership's operations between the periods.

Net income for the three and six months ended
June 30, 1998 as compared to the three and six months ended June 30, 1997, net of activity of the Partnership's sold properties and MBS portfolio, increased as total revenue increased and total expenses decreased. Total revenue increased due to higher average cash and cash equivalent balances available for investment, a result of proceeds received from the sale of the Partnership's properties and MBS portfolio.

Total expenses for the three and six months ended June 30, 1998, net of activity of the Partnership's sold properties, decreased when compared to the same periods in 1997, due to a decrease in general and administrative expense. This decrease is the result of legal costs incurred in 1997 which related to the unsolicited tender offers to purchase Units of Depositary Receipts and the settlement of the Brookwood Village Joint Venture litigation
(see Note 4).

Joint Venture

Brookwood Village was sold on May 13, 1997 to an unaffiliated third party. See Note 4 for further discussion of this matter.

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








DATE: August 11, 1998