Form 10-Q
period 1998-09-30
KRUPP CASH PLUS II LTD PARTNERSHIP
filed 1998-11-12
CIK 785988

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended September 30, 1998

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

             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                         BALANCE SHEETS


                             ASSETS

                                          (Unaudited)
                                         September 30, December 31,
                                             1998          1997

Real estate assets:
  Multi-family apartment complex (Note 3)$       -     $ 5,597,104
  Retail centers (Note 3)                        -      29,622,892
  Mortgage-backed securities ("MBS"), net of
     accumulated amortization and unrealized
     holding gains (Note 5)                      -       6,478,988

       Total real estate assets                  -      41,698,984

Cash and cash equivalents (Note 2)         10,778,535    5,325,971
Other assets                                   92,249      629,755

       Total assets                      $ 10,870,784  $47,654,710


                LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accrued expenses and other liabilities
     (Note 6)                            $     80,060  $   660,976
  Due to affiliates (Note 8)                   17,001         -


       Total liabilities                       97,061      660,976

Partners' equity (deficit) (Note 7):
  Unitholders
     (7,499,718 Units outstanding)         11,431,987   47,281,562
  Corporate Limited Partner
     (100 Units outstanding)                      357          835
  General Partners                           (658,621)   (650,556)
  Unrealized holding gains on MBS (Note 5)        -       361,893

       Total Partners' equity              10,773,723   46,993,734

       Total liabilities and Partners' equity$10,870,784$47,654,710






             The accompanying notes are an integral
                part of the financial statements.
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS

(Unaudited)

                        For the Three Months Ended For the Nine Months Ended
                                  September 30,             September 30,

                                  1998         1997        1998      1997

Revenue:
  Rental                          $     -       $1,746,362$  459,585 $5,195,006
  Interest income - MBS (Note 5)        -          142,170   157,398    443,181
  Interest income - other            263,114       217,814  1,258,265   525,332

       Total revenue                 263,114     2,106,346 1,875,248  6,163,519

Expenses:
  Operating (Note 8)                    -          209,868    259,062   713,700
  Maintenance                           -          127,227    46,741    348,007
  General and administrative (Note 8)142,917       132,579   414,094    473,872
  Real estate taxes                     -          186,344    60,367    613,305
  Management fees (Note 8)              -           98,939    34,315    287,286
  Depreciation                          -          556,217    44,095  1,627,498

       Total expenses                142,917     1,311,174   858,674  4,063,668

Income from operations before gain on
  sale of properties and gain on sale of
  MBS                                120,197       795,172 1,016,574  2,099,851

  Partnership's share of Joint Venture
    net income (loss) (Note 4)          -           14,887      -      (858,011)

Income before gain on sale of properties
  and gain on sale of MBS            120,197       810,059 1,016,574  1,241,840

Gain on sale of properties (Note 3)     -             -    3,725,484      -

Gain on sale of MBS (Note 5)            -             -      302,230       -

Net income                        $  120,197    $  810,059$5,044,288 $1,241,840

Allocation of net income (Note 7):

  Unitholders (7,499,718 Units
    outstanding):
    Income before gain on sale of
       properties and gain on sale of
       MBS                        $  117,792    $  793,848$  996,229 $1,216,987
    Gain on sale of properties          -             -    3,725,434      -
    Gain on sale of MBS                 -             -      302,226       -
    Net income                    $  117,792    $  793,848$5,023,889 $1,216,987

  Per Unit of Depositary Receipt:
    Income before gain on sale of
       properties and gain on sale of
       MBS                        $      .01    $      .10$      .13 $      .16
    Gain on sale of properties          -             -          .50      -
    Gain on sale of MBS                 -             -          .04      -
    Net income                    $      .01    $     .10 $      .67$      .16


Continued
                    KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS, Continued

(Unaudited)

                          For the Three Months Ended For the Nine Months Ended
                                      September 30,          September 30,
                                    1998            1997      1998      1997


  Corporate Limited Partner (100
     Units outstanding):
     Income before gain on sale of
       properties and gain on sale of
       MBS                        $     1       $    10   $       13$       16
     Gain on sale of properties         -             -           50      -
     Gain on sale of MBS                -             -            4       -
     Net income                   $        1    $       10$       67 $       16

  General Partners:
     Income before gain on sale of
       properties and gain on sale of
       MBS                        $    2,404    $   16,201$   20,332 $   24,837
     Gain on sale of properties         -             -         -          -
     Gain on sale of MBS                -             -         -          -
     Net income                   $    2,404    $   16,201$   20,332 $   24,837





               The accompanying notes are an integral
               part of the financial statements.

             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS

(Unaudited)


                            For the Nine Months
                           Ended September 30,
                             1998             1997

Operating activities:
  Net income                              $ 5,044,288  $ 1,241,840
  Adjustments to reconcile net income to net
     cash provided by operating activities:
 Depreciation                                  44,095    1,627,498
     Amortization of MBS discount, net           -            (396)
       Gain on sale of properties          (3,725,484)       -
       Gain on sale of MBS                   (302,230)       -
       Partnership's share of Joint Venture
          net loss                               -         858,011
       Changes in assets and liabilities:
          Decrease in other assets            527,602       98,723
          Increase (decrease) in due to
            affiliates                         17,001      (86,392)
            Increase (decrease) in accrued
            expenses and other liabilities   (580,916)     92,571

               Net cash provided by operating
                 activities                 1,024,356    3,831,855

Investing activities:
  Additions to fixed assets                   (64,710)   (412,808)
  Principal collections on MBS                495,784      767,603
  Capital contribution to Joint Venture          -      (2,150,000)
  Distributions received from Joint Venture
     in excess of its earnings                   -         199,000
  Distribution received from Joint Venture
     sale of property                            -      15,691,539
  Proceeds from sale of properties, net    38,975,999         -
  Proceeds from sale of MBS                 5,923,541         -


               Net cash provided by investing
                 activities                45,330,614   14,095,334

Financing activity:
  Distributions                           (40,902,406)(21,064,233)

Net increase (decrease) in cash and cash
  equivalents                               5,452,564   (3,137,044)

Cash and cash equivalents, beginning of period5,325,971  8,953,003

Cash and cash equivalents, end of period  $10,778,535  $ 5,815,959







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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998, its results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended
September 30, 1998 and 1997.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)   Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                     September 30,  December 31,
                                         1998           1997

      Cash and money market accounts$   774,835     $ 1,725,998
      Commercial paper                10,003,700      3,599,973

                                     $10,778,535    $ 5,325,971

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

(6)   Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities consisted of the following:


                                    September 30,December 31,
                                        1998          1997

      Accrued real estate taxes     $       -     $   235,000
      Other accrued expenses              80,060      229,097
      Tenant security deposits              -         187,668
      Prepaid rent                          -           9,211

                                    $     80,060  $   660,976














Continued
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(7)   Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1998 is as follows:

                                  Corporate           Unrealized     Total
                                  Limited    General    Holding    Partners'
                      UnitholdersPartner     Partners Gains on MBS  Equity

    Balance at
      December 31, 1997 $47,281,562 $ 835   $(650,556)$ 361,893   $46,993,734

    Income before gain on
      sale of properties
      and gain on sale
      of MBS              996,229     13       20,332         -     1,016,574

    Gain on sale of
      properties        3,725,434     50         -            -     3,725,484

    Gain on sale of MBS   302,226      4         -            -       302,230

    Unrealized holding
      gains on MBS           -         -         -        (361,893)   (361,893)

    Distributions:
      Operations       (1,499,944)   (20)     (28,397)        -    (1,528,361)
       Capital
         transactions (39,373,520)   (525)       -            -   (39,374,045)

    Balance at
      September 30, 1998$11,431,987$  357   $(658,621)$     -     $10,773,723

(8)     Related Party Transactions

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













Continued
             KRUPP CASH PLUS-II LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(8)               Related Party Transactions, Continued

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                          For the Three Months For the Nine Months
                            Ended September 30,  Ended September 30,
                            1998      1997        1998         1997

     Property management fees       $   -     $  98,939 $ 34,315$287,286

     Expense reimbursements          111,221    135,784  329,946 409,049

       Charged to operations        $111,221   $234,723 $364,261$696,335

   Due to affiliates consisted of expense reimbursements of $17,001 at September 30, 1998.

   In addition to the amounts above, costs paid to the General
   Partners' affiliates associated with the sale of the Partnership's remaining properties were $319,839 during the nine months ended September 30, 1998.

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













KRUPP CASH PLUS-II LIMITED PARTNERSHIP


Operations

Partnership

The following discussion relates to the
operations of the Partnership for the three and nine months ended September 30, 1998 and 1997. The sale of the Partnership's properties
(Encino Oaks Shopping Center, Alderwood Towne
Center, Canyon Place Shopping Center, Coral
Plaza Shopping Center and Cumberland Glen
Apartments) on January 30, 1998 and the sale of the Partnership's MBS portfolio on April
29, 1998, significantly impact the
comparability of the Partnership's operations between the periods.

Net income for the three months ended
September 30, 1998 as compared to the three months ended September 30, 1997, net of activity of the Partnership's sold properties and MBS portfolio, decreased as the decrease in total revenue more than offset the decrease in total expenses. Total revenue decreased due to lower average cash and cash equivalent balances available for investment, a result of proceeds received from the sale of Brookwood
Village in 1997 (see Note 4).

Total expenses for the three months ended
September 30, 1998, net of activity of the Partnership's sold properties, remained relatively stable.

Net income for the nine months ended September
30, 1998 as compared to the nine  months ended
September 30, 1997, net of activity of the Partnership's sold properties and MBS portfolio, increased as total revenue increased and total expenses decreased. Total revenue increased due to higher average cash and cash equivalent balances available for investment, a result of proceeds received from the sale of the Partnership's properties and MBS portfolio.

Total expenses for the nine months ended
September 30, 1998, net of activity of the Partnership's sold properties, decreased when compared to the same period in 1997, due to a decrease in general and administrative expense. This decrease is the result of legal costs incurred in 1997 which related to the unsolicited tender offers to purchase Units of Depositary Receipts and the settlement of the Brookwood Village Joint Venture litigation
(see Note 4).

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




DATE: November 10, 1998